Form 10KSB40
period 1996-12-31
EMPIRE FEDERAL BANCORP INC
filed 1997-03-28
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                    ___________________________

                            FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the six months ended December 31, 1996

                               OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from June 30, 1996 to December 31, 1996

                     Commission File Number:  0-28934

                       EMPIRE FEDERAL BANCORP, INC.
-----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

          Delaware                                   81-0512374
---------------------------------      ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

123 South Main Street, Livingston, Montana                 59047
-------------------------------------------      -------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (406) 222-1981
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ----------------------------------------
                                 (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  x  NO
    ---    ----
         Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.
YES   x    NO
    -----     -----
         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "EFBC" on March 24, 1997, was $35,317,000 (2,592,100 shares at $13.625 per share).
It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

         The registrant's revenues for the six months ended December 31, 1996 were $3,669,000.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                 None

Transitional Small Business Disclosure Format (check one)  Yes      No  X
                                                               ----    ----

                                PART I

Item 1.  Business

     Empire Federal Bancorp, Inc. (the "Corporation"), a Delaware corporation, was incorporated on September 20, 1996 for the purpose of becoming the holding company for Empire Federal Savings Bank ("Empire Federal" or the "Savings Bank") (the Corporation and Empire Federal shall at times be referred to as the "Corporation") upon Empire Federal's conversion from a federal mutual stock savings and loan association to a federal stock savings bank ("Conversion"). The Conversion was completed on January 23, 1997. At December 31, 1996, the Corporation had total assets of $116.0 million, total deposits of $67.7 million and stockholders' equity of $39.6 million. The Corporation has not engaged in any significant activity other than holding the stock of Empire Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Empire Federal.

     Empire Federal was organized in 1923 as a Montana-chartered mutual building and loan association under the name "Empire Building and Loan Association." In 1970, the Savings Bank converted to a federal charter and adopted the name "Empire Federal Savings and Loan Association of Livingston." The Savings Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System.

     The Savings Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by one- to four- family residential dwellings. Lending activities also have included the origination of multi-family, commercial real estate and home equity loans. The Savings Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for its portfolio. At December 31, 1996, the Savings Bank's gross loan portfolio totaled $43.8 million, of which 80.50% were one- to four-family residential mortgage loans, 5.11% were construction loans (most of which related to one- to four-family residences), 5.11% were multi-family loans, and 2.55% were commercial real estate loans. In addition, the Savings Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Savings Bank's investment portfolio has been weighted toward mortgage-backed securities secured by one- to four- family residential properties. The portfolio also includes U.S. Government agency securities. Investment securities, including mortgage-backed securities, totaled $40.0 million, or 34.5% of total assets, at December 31, 1996. In addition to interest and dividend income on loans and investments, the Savings Bank receives other income from the sale of insurance products through its wholly-owned subsidiary, Dime Service Corporation.

Selected Consolidated Financial Information

     The following tables set forth certain information concerning the consolidated financial position and results of operation of the Corporation at the dates and for the periods indicated.  This information is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and
Notes thereto appearing in Item 7 of this Report.  The Corporation changed its fiscal year end from June 30 to December 31 in connection with the Conversion.

                                     At
                                   December                               At June 30,
                                   --------      ---------------------------------------------------------
                                     1996        1996          1995          1994         1993        1992
                                     ----        ----          ----          ----         ----        ----
                                                                (In Thousands)

SELECTED FINANCIAL
 CONDITION DATA:
Total assets                       $115,874     $86,810       $85,495       $86,143      $83,107     $78,586
Cash and interest-bearing
 deposits                            30,990       2,499         2,196         2,098        1,892       2,857
Investment and mortgage-backed
 securities available-for-sale       13,768      13,877         1,192         1,081           --          --
Investment and mortgage-backed
 securities held-to-maturity         26,188      25,196        39,441        38,805       38,010      36,222
Loans receivable, net                41,704      41,882        39,432        41,387       40,347      37,038
Deposits                             67,698      68,548        67,064        68,336       65,234      62,835
Advances from FHLB                       --       1,500         1,751         2,189        4,106       3,513
Total equity                         39,610      15,876        15,500        14,475       12,792      11,534
                                                            2

                          Six Months Ended
                              December                                 Year Ended June 30,
                          -----------------        --------------------------------------------------------
                                1996               1996         1995           1994         1993       1992
                                ----               ----         ----           ----         ----       ----
                                                                          (In Thousands)

SELECTED OPERATING DATA:
Interest income                $3,230             $6,304       $6,305         $6,272       $6,664     $6,627
Interest expense                1,626              3,310        2,938          2,641        2,955      3,562
                               ------             ------       ------         ------       ------     ------
  Net interest income           1,604              2,994        3,367          3,631        3,709      3,065
Provision for loan losses          --                 55           --             --           82         31
                              -------             ------       ------         ------       ------     ------
  Net interest income after
   provision for loan losses    1,604              2,939        3,367          3,631        3,627      3,034
                              -------             ------       ------         ------       ------     ------
Non-interest income:
  Insurance commission income     336                688          691            589          461        326
  Customer service charges         86                145          130            149          141        145
  Other income                     17                 45           36             37           25         57
                              -------             ------       ------         ------       ------     ------
   Total non-interest income      439                878          857            775          627        528

Non-interest expense:
  Compensation and benefits       807              1,615        1,542          1,385        1,134        955
  Occupancy and equipment         171                340          264            268          262        244
  Deposit insurance premiums       56                185          226            177          139        152
  SAIF special assessment         451                 --           --             --           --         --
  Other general and
   administrative                 355                646          651            674          542        477
  Provision for losses on real
   estate owned                    --                 --           --             --           61        406
                                -----              -----        -----          -----        -----      -----

    Total non-interest expense  1,840              2,786        2,683          2,504        2,138      2,234
                                -----              -----        -----          -----        -----      -----
    Income before income taxes    203              1,031        1,541          1,902        2,116      1,328
Income tax expense                 61                399          589            713          857        498
                                -----              -----        -----          -----        -----      -----
Income before cumulative effect of
 change in accounting principle   142                632          952          1,189        1,259        830
Cumulative effect of change in
 accounting for income taxes       --                 --           --             56           --         --
                                 -----             ------       ------        -------     -------     ------
 Net income                      $ 142             $  632       $  952       $ 1,245      $ 1,259      $ 830
                                 =====             ======       ======       =======      =======      =====
                                                            3

                                          At of For
                                          the Six
                                           Months
                                            Ended
                                         December 31,            At or For the Year Ended June 30,
                                         ------------     ----------------------------------------------
                                             1996         1996      1995       1994       1993      1992
                                             ----         ----      ----       ----       ----      ----
SELECTED FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (net income
 divided by average total assets)           0.32%(1)      0.72%     1.12%     1.47%      1.55%      1.10%
Return on average equity (net income
 divided by average equity)                 1.74(1)       3.99      6.33      9.13      10.25       7.42
Average interest-earning assets
 to average interest-bearing
 liabilities                              121.86        119.33    118.48    117.34     118.34     116.99
Net interest income after provision
 for loan losses to total
 non-interest expense                      87.21(1)     105.49    125.49    145.02     169.63     135.84
Interest rate spread                        2.90          2.80      3.33      3.87       3.96       3.31
Net yield on average interest-earning
 assets                                     3.72          3.57      3.97      4.43       4.63       4.12
Efficiency ratio (non-interest
 expense divided by the sum of net
 interest income and non-interest
 income)                                   90.05(1)      71.95     63.52     56.83      49.32      62.17

Equity Ratios:
Average equity to average assets
 ratio (average equity divided
 by average total assets)                  18.19         18.11     17.07     16.08      15.16      14.80
Equity to assets at year end               34.18         18.29     18.13     16.80      15.39      14.68

Asset quality ratios:
Non-performing assets to
 total assets                                 --            --        --      0.02       0.62       0.65
Non-performing loans to
 total assets                                 --            --        --      0.02       0.06       0.06
Non-performing loans to
 net loans                                    --            --        --      0.04       0.13       0.12
Allowance for loan losses, REO and
 other repossessed assets to
 non-performing assets                         *             *         *    966.67     117.57      91.36
Allowance for loan losses to total
 loans outstanding                          0.46          0.46      0.36      0.34       0.35       0.17

                                                                       4

                                   At
                               December 31,                             At June 30,
                               ------------          -----------------------------------------------------
                                  1996               1996         1995       1994          1993       1992
                                  ----               ----         ----       ----          ----       ----

OTHER DATA:

Number of:
 Real estate loans outstanding    731                744          765        824           853        864
 Deposit accounts              10,598             10,632       10,623     10,692        10,540     10,613
 Full-service offices               3                  3            3          3             3          3

_______________________
*          Not meaningful.
(1)        Includes special SAIF assessment of $451,000.


                                                          5

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated. The Savings Bank had no concentration of loans of a given category exceeding 10% of total gross loans other than as set forth below.

                        At December 31,             At June 30,
                    ---------------------      ----------------------
                             1996                       1996
                    ----------------------     ----------------------
                    Amount         Percent     Amount         Percent
                    ------         -------     ------         -------
                                  (Dollars in Thousands)

One- to four-
 family             $35,287        80.50%     $35,202        81.66%
Multi-family          2,241         5.11        2,333         5.41
Commercial real
 estate               1,118         2.55        1,182         2.74
Consumer              2,321         5.30        2,112         4.90
Share loans             629         1.43          901         2.09
Construction          2,238         5.11        1,380         3.20
                                  ------                    ------
   Total             43,834       100.00%      43,110       100.00%
                                  ======                    ======
Less:
Loans in process      1,657                       770
Deferred loan
origination
fees and costs          274                       258
Allowance for
 loan losses            200                       200
                    -------                   -------
Total loans,
 net                $41,703                   $41,882
                    =======                   =======

     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Savings Bank is the origination for portfolio of permanent residential one- to four-family first mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 1996, $35.3 million, or 80.50%, of the Savings Bank's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans, with an average balance of $51,000.

     The Savings Bank presently originates for portfolio fixed-rate mortgage loans secured by one- to four-family properties with terms of up to 20 years. At December 31, 1996, $32.7 million, or 74.60% of the total loans before net items were fixed rate one- to four-family loans and $2.6 million, or 5.90%, were adjustable rate mortgage ("ARM") loans. The Savings Bank has offered two ARM products for portfolio which adjust annually subject to a limitation on the annual increase of 1.5% to 2.0% and an overall limitation of 5.0% or to a specific ceiling rate. These ARM products utilize either the OTS Monthly Median Cost of Funds Index or the Semi-Annual Cost of Funds Index ("COFI"). Loans based on COFI constitute a majority of the Savings Bank's adjustable rate loans. The COFI is a lagging model index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in
a rapidly rising rate environment.   The Savings Bank's ARM loans do not
permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     ARM loans help reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing with increased costs to the borrower. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner occupied properties to 80% of the lesser of the appraised value or the purchase price, however, most loans have loan-to-value ratios of 75% or less. Appraisals are obtained on all properties and are made by independent fee appraisers approved by the Board of Directors.

     The Savings Bank offers fixed-rate, permanent residential one- to four-family mortgage loans with terms of up to 30 years. Substantially all permanent one- to four-family loans have original contractual terms to maturity of 20 to 25 years and are primarily made for loan amounts of less than $250,000. Such loans generally are amortized monthly with principal and interest due each month and customarily include "due-on-sale" clauses. The Savings Bank enforces due-on-sale clauses to the extent permitted under applicable laws. Substantially all of the Savings Bank's mortgage loan portfolio consists of conventional loans. The Savings Bank has not originated significant amounts of mortgage loans on second residences.

     The Savings Bank also originates residential mortgage loans secured by non-owner occupied rental properties within its primary market area. Generally, such loans are made at higher interest rates than owner occupied residential mortgage loans, with a loan-to-value ratio of 70%, and with a debt coverage ratio of 1.25x.

     The Savings Bank requires title insurance on all real estate secured
loans.   The Savings Bank also requires that fire and extended coverage casualty insurance or homeowners insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     Construction Loans. The Savings Bank makes construction loans primarily to prospective home owners for the construction of their single-family residences, which generally convert to a permanent loan upon the completion of construction. Construction loans generally begin to amortize as permanent residential one- to four- family mortgage loans after the construction period (typically six months) is completed, unless extended. At December 31, 1996, construction loans amounted to $2.2 million, or 5.11%, of the Savings Bank's total loan portfolio, before net items. In connection with the recent population growth experienced in Bozeman, Montana, the Savings Bank experienced an increase in the origination of construction loans during fiscal 1996. The balance of the Savings Bank's construction loan portfolio increased from $1.4 million at June 30, 1996 to $2.2 million at December 31, 1996. Construction loans have rates and terms which generally match the non-construction loans then offered by the Savings Bank, except that during the construction phase, the borrower pays only interest on the loan. The borrower is qualified at the interest rate for the permanent loan. The Savings Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Savings Bank periodically reviews the progress of the underlying construction project. Construction lending is generally limited to the Savings Bank's primary lending areas and is underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans.

     Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction and the possibility of costs exceeding the initial estimates. The Savings Bank has sought to minimize the risks associated with permanent construction lending by limiting construction loans to qualified owner occupied borrowers with construction performed by qualified builders located primarily in the Savings Bank's market area.

     Multi-Family and Commercial Real Estate Lending. The Savings Bank also originates loans secured by multi-family and commercial real estate. At December 31, 1996, the Savings Bank's loan portfolio included $2.2 million in multi-family and $1.1 million in commercial real estate loans.

     Multi-family and commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be influenced by adverse conditions in the real estate market or the economy.

     Multi-family and commercial real estate loans originated by the Savings Bank are predominately fixed-rate loans with terms to maturity of 15 to 20 years. The Savings Bank's commercial real estate portfolio consists of loans on a variety of properties including office buildings and churches. Multi-family loans generally are secured by small to medium sized apartment buildings. Appraisals on properties which secure multi-family and commercial real estate loans are performed by an independent appraiser engaged by the Savings Bank before the loan is made. Underwriting of commercial and multi-family loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers. The Savings Bank imposes a debt coverage ratio of 1.25x to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments plus provide an acceptable return to the investor. Operating statements on each multi-family and commercial real estate loan are required and reviewed by management on an annual basis.

     At December 31, 1996, the average loan balance of the Savings Bank's multi-family loans was $172,000. At December 31, 1996, the Savings Bank had four multi-family loans with one borrower with an aggregate balance of $1.2 million. All of the properties securing multi-family loans are located in the Savings Bank's primary market area with the exception of one participation loan on a property located in California with a balance at December 31, 1996 of $322,000. At December 31, 1996, all multi-family and commercial real estate loans were current.

     Consumer Lending. The Savings Bank's consumer loan portfolio consists primarily of home equity, home improvement, share loans (loans secured by deposits) and, to a substantially lesser extent, mobile home and automobile loans. At December 31, 1996, the Savings Bank's consumer loans totalled approximately $3.0 million, or 6.73%, of the Savings Bank's gross loans of which $2.2 million, or 5.11%, consisted of home equity and home improvement loans.

     Consumer loans are made at fixed interest rates and for varying terms. Home equity and home improvement loans are made for terms up to 15 years for owner occupied residences. In the case of the majority of home equity loans, the Savings Bank holds a second mortgage behind another financial institution
that holds the first mortgage.   When originating a home equity loan, the
Savings Bank accounts for both the first and second mortgage liens and generally limits the loan-to-value ratio to 80%.

     Maturity of Loan Portfolio.  The following table sets forth the maturity of the Savings Bank's loan portfolio at December 31, 1996.  The table does not include prepayments of scheduled principal repayments.
ARM loans are shown as maturing based on contractual maturities.

                                                         Commercial
                      1-4 Family        Multi-family     and Share     Construction     Consumer      Total
                      ----------        ------------     ----------    ------------     --------      -----
                                                             (In Thousands)

Amounts Due:
  Within 3 months     $     4            $   --           $      --     $  842          $  267      $ 1,113
  3 months to 1 year       70               159                   6      1,396             246        1,877

After 1 year:
  1 to 3 years            134                --                  27         --             144          305
  3 to 5 years            406                35                  26         --             250          717
  5 to 10 years         2,767               838                 195         --             723        4,523
  10 to 20 years       23,109             1,008                 864         --           1,224       26,205
  Over 20 years         8,797               201                  --         --              96        9,094
                      -------            ------               ------     ------         -------      ------
Total due after
 one year . . .        35,213             2,082                1,112         --          2,437       40,844
                      -------            ------               ------     ------         ------       ------
Total amount due      $35,287            $2,241               $1,118     $2,238         $2,950       43,834
                      =======            ======               ======     ======         ======
Less:
 Allowance for loan
  loss                                                                                                  200
 Loans in process                                                                                     1,657
 Deferred loan fees                                                                                     274
                                                                                                    -------

    Loans receivable,
     net                                                                                            $41,703
                                                                                                    =======

     The following table sets forth the dollar amount of all loans due after December 31, 1996, which have fixed interest rates and have floating or adjustable interest rates.

                          Fixed-       Floating- or
                          Rates        Adjustable-Rates          Total
                          -----        ----------------          -----
                                       (In Thousands)

 One- to four-family      $32,702         $2,585                $35,287
 Multi-family                 625          1,616                  2,241
 Non-residential            1,118             --                  1,118
 Construction               2,238             --                  2,238
 Consumer and share         2,950             --                  2,950
                          -------         ------                -------
    Total                 $39,633         $4,201                $43,834
                          =======         ======                =======

     Scheduled contractual principal repayments of loans as presented in the preceding table do not reflect the actual life of such assets. The average life of loans ordinarily is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan customers are solicited through advertising media and contacts with local real estate brokers. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. All of the Savings Bank's lending is subject to its written nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Savings Bank's Board of Directors.

     All loans must be approved by the Savings Bank's Loan Committee, which consists of any three members of the Board of Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. Because the Savings Bank originates loans for its own portfolio, many of the loans do not comply with all secondary market documentation criteria. This practice has enabled the Savings Bank to develop an expedited loan application and approval process which management believes provides it with a competitive advantage in its primary market area while continuing to maintain its underwriting standards. Management of the Savings Bank also believes its local decision-making capabilities is an attractive quality to customers within its market area. The Savings Bank's loan approval process allows loans to be approved and closed in approximately four weeks.

     Loan Commitments.   Loan commitments typically contain a termination date
of 30 days from the date of the commitment letter that is issued at the time the loan is approved. The Savings Bank had outstanding loan commitments of approximately $80,000 at December 31, 1996, all of which were for fixed rate loans. See Note 14 of Notes to the Consolidated Financial Statements.

     Loan Originations, Sales and Purchases. During the six months ended December 31, 1996, the Savings Bank's total gross mortgage loan originations were $5.2 million.

     The Savings Bank has occasionally originated or participated in loans secured by properties outside the State of Montana. These properties are primarily located in Northern California but also include loans secured by one- to four- family properties in Massachusetts, New Mexico, Arizona and Colorado. At December 31, 1996, these loans amounted to $1.7 million and consisted of (i) $855,000 in permanent residential one- to four-family mortgage loans, (ii) $419,000 in multi-family loans, (iii) a participation interest in a commercial real estate loan for $322,000, and (iv) two whole loan purchases for $144,000. The Savings Bank has purchased loan participation interests primarily during periods of reduced loan demand in its market area. At December 31, 1996, the Savings Bank had four participations in its primary market area with a balance of $165,000. Any such purchases are made in conformance with the Savings Bank's underwriting standards. The Savings Bank may decide to purchase additional loans outside its market area in the future depending upon the demand for mortgage credit in its market area, however, it has not purchased any participation interests outside of its primary market area during the past five years.

     Historically, the Savings Bank has been a portfolio lender, maintaining the residential mortgage loans it originates in its portfolio rather than selling them in the secondary market. The Savings Bank currently intends to continue this practice.

     The following table sets forth the Savings Bank's originations and loan sales and principal repayments during the periods indicated. Predominately all mortgage loan originations during the periods indicated were fixed-rate loans.


                          Six Months
                       Ended December 31,        Year Ended June 30,
                             1996          1996     1995      1994     1993
                             ----          ----     ----      ----     ----
                                             (In Thousands)
Total gross loans
 receivable at
 beginning of period        $43,110    $40,124    $42,637   $41,344   $38,120
                            -------    -------    -------   -------   -------
Loans originated:
 One- to four-family          2,636      7,411      2,857    13,223   13,115
 Multi-family                    --        225         57        --      311
 Construction                 2,096      2,631        641     1,937    1,592
 Commercial                      --         47         --        --       18
 Consumer                       463      2,069        899       413    1,200
                             ------     ------      -----    ------    -----
Total loans originated        5,195     12,383      4,454    15,578   16,236

Loans sold:
 Whole loans                     --         --         --        --       --
 Participations sold             --         --         --        --       --
   Total loans sold              --         --         --        --       --

Loan principal repayments    (4,471)    (9,397)    (6,967)  (14,280) (13,012)

Net loan activity               724      2,986     (2,513)    1,293    3,224
                             ------     ------    -------   -------   ------
 Total gross loans
  receivable at end of
  period                    $43,834    $43,110    $40,124   $42,637  $41,344
                            =======    =======    =======    ======  =======

     Management of the Savings Bank attributes the reduced loan originations during fiscal 1995 relative to fiscal 1996 to a general decline in the economy of the Savings Bank's market area at that time. The relatively low interest rate environment that prevailed during fiscal years 1994 and 1993 contributed to high levels of mortgage loan refinancings during those periods.

     Loan Origination and Other Fees. The Savings Bank charges loan origination fees, which are a percentage of the principal amount of the mortgage loan. The amount of fees charged by the Savings Bank is generally up to 1% for mortgage loans and 2% for construction loans. The Savings Bank generally does not charge fees for home equity loans. Current accounting standards require that origination fees received (net of certain loan origination costs) be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment.
The Savings Bank had $274,000 in net deferred loan fees at December 31, 1996.

     Non-Performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required loan payment when due, the Savings Bank institutes collection procedures. All loan payments are due on the contractualdue date, however, a loan is not considered delinquent and collection procedures are not instituted until after the 30th day of the contractual due date. The Savings Bank does not charge its borrowers late penalty fees on payments made after the contractual due date because the Savings Bank charges daily interest on the outstanding loan balance. The first notice is mailed to the borrower 30 days after the contractual due date and, if necessary, a second written notice follows within 30 days thereafter giving the borrower 15 days to respond and correct the delinquency. Attempts to contact the borrower by telephone generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current or foreclosure is initiated. Attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

     After such attempts have been made by the Savings Bank, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is then reduced by the full amount of accrued and uncollected interest.

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Savings Bank institutes the same collection procedures as for its mortgage loan borrowers.

     The Savings Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Savings Bank.

     At December 31 and June 30, 1996, the Savings Bank did not have any nonaccrual loans, accruing loans contractually past due 90 days or more as to principal or interest payments, or troubled debt restructurings within the meaning of SFAS No. 15. Loans amounting to $52,000 and $290,000 were past due (30-89 days) but still accruing at December 31 and June 30, 1996, respectively.

     Real Estate Owned. The Savings Bank had no real estate acquired through foreclosure or in satisfaction of loans at December 31, 1996 or June 30, 1996. See Note 1 of Notes to the Consolidated Financial Statements for a discussion of the Savings Bank's procedures for accounting for real estate owned.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses may make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by the Savings Bank.

     At December 31, 1996, the Savings Bank had two substandard loans totaling $73,000 and at June 30, 1996 had two substandard loans totaling $75,000.

     Allowance for Loan Losses. The Savings Bank has established a systematic methodology for determining provisions for loan losses. The methodology is set forth in a formal policy and considers the need for an overall general valuation allowance as well as specific allowances for individual loans.

     In originating loans, the Savings Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Savings Bank may increase its allowance for loan losses by charging provisions for loan losses against the Savings Bank's income.

     The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management reviews the adequacy of the allowance at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, peer group comparisons and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flow. Specific valuation allowances may be established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

     At December 31, 1996, the Savings Bank had an allowance for loan losses of $200,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations in accordance with GAAP, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will continue to be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated. As indicated by the table, there has not been any fluctuations in the allowance for loan losses.

                           Six Months
                        Ended December 31,      Year Ended June 30,
                        ------------------      -------------------
                             1996               1996          1995
                             ----               ----          ----
                                   (Dollars in Thousands)

Total loans outstanding
 before net items           $43,834             $43,110       $40,124
                            =======             =======       =======
Allowance balance at
 beginning of year              200                 145           145
                            -------             -------        ------
Provision                        --                  55            --

Net charge-offs                  --                  --            --
                            -------             -------       -------
Allowance balance at
 end of year                $   200             $   200       $   145
                            =======             =======       =======
Allowance for loan losses
 as a percent of total
 loans outstanding             0.46%               0.46%         0.36%

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance applies to the entire loan portfolio. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                             At December 31,            At June 30,
                            ------------------     --------------------
                                   1996                    1996
                            ------------------     --------------------
                                     % of                      % of
                                     Loans                     Loans
                                     in Each                   in Each
                                     Category                  Category
                                     to Total                  to Total
                            Amount   Loans          Amount     Loans
                            -------  ---------      ------     ---------
                                        (Dollars in Thousands)

One- to four-family         $120       80.50%         120       81.66%
Commercial real estate        40        5.11           40        2.74
Multi-family                  25        2.55           25        5.41
Construction                  --        5.11           --        3.20
Consumer and share            15        6.73           15        6.99
                            ----      ------         ----      ------
  Total allowance           $200      100.00%        $200      100.00%
                            ====      ======         ====      ======
Investment Activities

     The Savings Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Savings Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Savings Bank is also required to maintain an investment in FHLB stock as a condition of membership in the FHLB-Seattle.

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 1996, the Savings Bank's regulatory liquidity of 32.1% was significantly in excess of the 5% required by OTS regulations. The securities in the Savings Bank's investment portfolio provide it with liquidity for funding loan originations and enables the Savings Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in Item 6 of this Report and "REGULATION."

     The President of the Savings Bank determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Savings Bank's policies generally limit investments to U.S. Government and agency securities and mortgage-backed securities issued and guaranteed by FHLMC, FNMA and Government National Mortgage Association ("GNMA"). The Savings Bank's policies provide that investment purchases be ratified at monthly Board of Directors meetings. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Savings Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Savings Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

     At December 31, 1996, the Savings Bank's investment and mortgage-backed securities portfolio totaled $40.0 million and consisted principally of U.S. Government and agency obligations and mortgage-backed securities. At December 31, 1996, the Savings Bank had investment securities available-for-sale with an estimated market value of $1.7 million which includes stock in the FHLMC and two mutual funds, the assets of which consisted of ARM loans and U.S. Government and agency securities. The FHLMC common and preferred stock at December 31, 1996 had an amortized cost of $68,000 and an estimated market value of $1.3 million. The market value of the FHLMC common and preferred stock has increased significantly since their purchase in the mid-1980's.
From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Savings Bank's loan origination and other activities.

     U.S. Government and Agency Obligations. The Savings Bank's portfolio of U.S. Government and agency obligations had a fair value and amortized cost of $2.7 million at December 31, 1996. The portfolio consisted of FHLB bonds that mature between 1998 and 2011, all of which were held in the Savings Bank's held to maturity portfolio. At December 31, 1996, the interest rates on these obligations ranged from 5.2% to 8.0%.

     The Savings Bank's investment securities include structured notes in the form of step-up bonds and bonds that are subject to call. The form of structured notes in which the Savings Bank has invested provides for periodic adjustments in coupon rates on specified dates or call prior to maturity. The Savings Bank purchases these bonds as part of its investment strategy and will only consider bonds issued by a governmental agency with maturities of no longer than 15 years. Management of the Savings Bank acknowledges the uncertainty that these instruments may be called before maturity with the initial higher coupon offered by these bonds. Management of the Savings Bank realizes that step-up bonds, or bonds subject to call, are not as liquid an investment as traditional agency bonds and thus involve more risk than other investments in the Savings Bank's portfolio. However, as the Savings Bank intends to hold the instruments until their maturity or call, management does not consider this as an obstacle to purchasing these instruments. At December 31, 1996, the Savings Bank had $250,000 in step-up bonds.

     Mortgage-Backed Securities. The Savings Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Savings Bank as a result of the guarantees provided by FHLMC, FMNA, and GNMA; (iii) enable the Savings Bank to use mortgage-backed securities as collateral for financing; and (iv) invest excess funds during periods of reduced loan demand. Included in the Savings Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits ("REMICs"), which mature in 2023 and have adjusting interest rates based primarily on the rate paid on U.S. Treasury securities and the COFI. At December 31, 1996, net mortgage-backed securities totaled $35.6 million, or 30.7%, of total assets. At December 31, 1996, $7.7 million of the mortgage-backed securities had adjustable rates of interest and $27.9 million had fixed rates. The mortgage-backed securities portfolio had coupon rates ranging from 4.50% to 14.75% and had a weighted average yield of 6.59% during the six months ended December 31, 1996. At December 31, 1996, the amortized cost of the Savings Bank's mortgage-backed securities held to maturity was $23.5 million.

     Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Savings Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Savings Bank. These types of securities also permit the Savings Bank to optimize its regulatory capital because they have low risk weighting.

     REMICs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Investment practices of the Savings Bank prohibit the purchase of high risk REMICs. The Savings Bank held REMICs with a net carrying value of $1.9 million at December 31, 1996. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At December 31, 1996, the Savings Bank did not own any privately issued REMICs.

     Thrift Bulletin Number 52 ("TB-52"), the OTS Policy Statement on securities portfolio policies and unsuitable investment practices, requires that institutions classify mortgage derivative products acquired, including REMICs and certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At December 31, 1996, the Savings Bank did not have any securities that would be identified under TB-52 as "high-risk mortgage securities." The Savings Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

     Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Savings Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments.

     Of the Savings Bank's $35.6 million mortgage-backed securities portfolio at December 31, 1996, $14.7 million had contractual maturities within six years and $20.7 million had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Savings Bank may be subject to reinvestment risk because, to the extent that the Savings Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Savings Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     The following table sets forth information regarding the Savings Bank's mortgage-backed securities (including REMICs) activity for the periods indicated.

                                          Six Months Ended
                                            December 31,   Year Ended June 30,
                                          ---------------- -------------------
                                               1996                 1996
                                               ----                 ----
                                                     (In Thousands)

Beginning balance                             $35,188            $36,943
                                              -------            -------
 Mortgage-backed securities purchased           2,802              5,704

 Amortization of premiums and discounts             8                (31)
 Principal repayments                          (2,432)            (7,428)
                                              -------            -------
   Ending balance                             $35,566            $35,188
                                              =======            =======

     The following table sets forth the composition of the Savings Bank's mortgage-backed securities portfolio at the dates indicated.

                                        At December 31,         At June 30,
                                     -------------------    -----------------
                                             1996                  1996
                                             ----                  ----
                                                Percent              Percent
                                      Amount    of Total     Amount  of Total
                                      ------    --------     ------  --------
                                                 (Dollars in Thousands)

Mortgage-backed securities:
 REMIC                                $ 1,865      5.26%     $ 1,865     5.32%
 GNMA                                   2,707      7.64          996     2.84
 FNMA                                  11,925     33.64        9,042    25.78
 FHLMC                                 18,948     53.46       23,167    66.06
                                      -------    ------      -------   ------
   Total                               35,445    100.00%      35,070   100.00%
                                                 ======                ======
Net premiums                              121                    118
                                      -------                -------
   Net mortgage-backed securities     $35,566                $35,188
                                      =======                =======

     The following table sets forth the contractual maturities of the Savings Bank's mortgage-backed securities portfolio as of December 31, 1996:

                   Contractual Maturities Due in Year(s) Ended December 31,
                   --------------------------------------------------------
                                        2000    2003      2013
                                         to      to       and
                  1997   1998   1999    2002    2012   Thereafter   Total
                  ----   ----   -----   ----    ----   ----------   -----
                                       (In Thousands)

Mortgage-backed
 securities      $362  $3,031  $3,976  $7,344  $10,426   $10,306   $35,445
                  ====  ======  ======  ======  =======  =======  =======

     The following table sets forth the carrying value of the Savings Bank's investment securities portfolio, securities available for sale portfolio, short-term investments and FHLB stock at the dates indicated. At December 31, 1996, the market value of the Savings Bank's investment securities portfolio was $2.7 million and securities available for sale portfolio was $1.7 million.

                                        At December 31,            At June 30,
                                        ---------------            -----------
                                             1996                     1996
                                             ----                     ----
                                                      (In Thousands)
Investment securities held to maturity:
 U.S. Government securities                 $    --                    $   --
 U.S. agency securities                       2,699                     2,499
                                            -------                    ------
   Total investment securities                2,699                     2,499
Securities available-for-sale(1)              1,690                     1,385
Interest-bearing deposits                    29,824                     1,338
FHLB stock                                    1,169                     1,123
                                            -------                    ------
   Total                                    $35,382                    $6,345
                                            =======                    ======
-------------
(1)  Excludes mortgage-backed securities.

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Savings Bank's investment securities and securities available-for-sale portfolios as of December 31, 1996.



                                More Than         More Than                                 Total
          One Year or Less  One to Five Years Five to Ten Years  More Than Ten Years  Investment Securities
          ----------------- ----------------- -----------------  -------------------- ----------------------
          Carrying Average  Carrying Average  Carrying Average   Carrying Average    Carrying Average Market
           Value    Yield    Value    Yield    Value    Yield     Value    Yield      Value    Yield   Value
          --------  ------  --------  ------  --------- ------   -------- --------   --------- ------  -----
                                                (Dollars in Thousands)
U.S. agency
 obliga-
 tions     $   --     --     $1,200    6.39%    $500     6.00%     $999     7.31%     $2,699   6.66%  $2,679
Securities
 available
 -for-sale  1,690     --         --      --       --       --        --       --       1,690     --    1,690
           ------            ------             ----               ----               ------          ------

  Total    $1,690            $1,200             $500               $999               $4,389          $4,369
           ======            ======             ====               ====               ======          ======

                                                           19

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Savings Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1996, the Savings Bank had no other borrowing arrangements.

     Deposit Accounts. Substantially all of the Savings Bank's depositors are residents of South Central Montana. Deposits are attracted from within the Savings Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank reviews its deposit mix and pricing weekly.

     The following table sets forth certain information concerning the Savings Bank's time deposits and other interest-bearing deposits at December 31, 1996.

Weighted                                                            Percen-
Average                                                               tage
Interest  Original       Checking and         Minimum               of Total
Rate        Term       Savings Deposits        Amount    Balance    Deposits
--------  --------     ----------------       -------    -------    --------
                                                     (In Thousands)

2.59%     None         NOW accounts            $   200   $ 9,886     14.58%
3.25%     None         Regular savings               5    14,522     21.42
3.50%     None         Money market              1,000     4,744      7.00
                         accounts

                       Certificates
                       of deposit:
                       -----------------

4.80%     1-3 months   Fixed term, fixed rate      500     1,039      1.53
5.06%     4-6 months   Fixed term, fixed rate      500     6,574      9.70
5.27%     7-12 months  Fixed term, fixed rate      500     9,749     14.38
5.75%     13-24        Fixed term, fixed rate      500     7,841     11.57
            months
5.95%     25-36        Fixed term, fixed rate      500     7,301     10.77
            months
6.09%     36-48        Fixed term, fixed rate      500       951      1.40
            months
6.43%     49-120       Fixed term, fixed rate      500     3,957      5.84
            months
5.65%       --         Jumbo certificates      100,000     1,134      1.67
                                                         -------    ------
                                                          67,698     99.86
4.51%     Accrued interest on deposits                        98      0.14
                                                         -------    ------
          Total                                          $67,796    100.00%
                                                         =======    ======

     The following table indicates the amount of the Savings Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

          Maturity Period                          Amount
          -----------------                      ---------
                                                (In Thousands)

Three months or less                                $1,160
Over three through six months                          539
Over six through 12 months                           1,004
Over 12 months                                         168
                                                    ------
     Total                                          $2,871
                                                    ======
Time Deposits by Rates

     The following table sets forth the time deposits in the Savings Bank classified by rates at December 31, 1996.


                                                 Amount
                                             -------------
                                             (In Thousands)

      3.00 - 6.00%                               $32,809
      6.01 - 8.00%                                 5,618
      8.01 - 9.00%                                   120
                                                 -------
               Total                             $38,547
                                                 =======


     The following table sets forth the amount and maturities of time deposits at December 31, 1996.
                                          Amount Due
                            -----------------------------------------
                                                              After
                            Decem-      Decem-     Decem-    Decem-
                            ber 31,     ber 31,    ber 31,   ber 31,
                             1997        1998       1999      1999     Total
                            -------    --------    -------   -------   ------
                                              (In Thousands)

       Time deposits       $27,273      $6,423     $2,155    $2,696   $38,547
                           =======      ======     ======    ======
      Accrued interest on
       certificate
       accounts                                                            98
                                                                      -------
           Total                                                      $38,645
                                                                      =======
                                       21

Savings Activities

     The following table sets forth the deposit activities of the Savings Bank for the periods indicated.
                                   Six
                                  Months
                                   Ended
                                December 31,           Year Ended June 30,
                                ------------           -------------------
                                    1996                        1996
                                    ----                        ----
                                             (In Thousands)
Net decrease before interest
 credited                         $(2,306)                    $(1,778)
Interest credited                   1,456                       3,262
                                  -------                     -------
Net increase (decrease) in
 savings deposits                   $(850)                     $1,484
                                    =====                      ======
Borrowings

     While savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes, the Savings Bank also relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to fund the purchase of investment and mortgage-backed securities. At December 31, 1996, the Savings Bank did not have any borrowings from the FHLB-Seattle.

     The FHLB-Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

     The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Savings Bank had during the periods indicated.
                                    Six
                                   Months
                                    Ended
                                 December 31,   Year Ended June 30,
                                 -----------    -------------------
                                     1996               1996
                                     ----               ----
                                     (Dollars in Thousands)

Short-term FHLB advances:
  Average balance outstanding      $   227             $1,595
  Maximum amount outstanding at
   any month-end during
   the period                        1,500              1,925
  Weighted average interest rate
    during the period                 5.83%              6.02%
Total short-term borrowings at
  end of period                         --             $1,500

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporation, Dime Service Corporation did not exceed these limits at December 31, 1996.

     Dime Service Corporation is a wholly owned subsidiary of the Savings Bank. It was established in 1985 to purchase and operate an insurance agency business. In 1992 and 1993, Dime Service Corporation purchased the insurance business of two local insurance agencies. Dime Service Corporation presently engages in full service property and casualty insurance activities under the name "Dime Insurance Agency." At December 31, 1996, the Savings Bank's investment in Dime Service Corporation was $376,000. Dime Service Corporation had total assets of approximately $588,000 at December 31, 1996 and net income of approximately $32,000 for the six months ended December 31, 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in Item 6 of this Report.

                               REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act of 1933, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations. The Corporation, as a savings and loan holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Banks

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

     The Savings Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. The Savings Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.2 million at December 31, 1996.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Savings Bank's accounts are insured by the SAIF up to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The Savings Bank's assessments for the six months ended December 31, 1996 were $507,000, including a $451,000 one time assessment.

     Pursuant to the Deposit Insurance Funds Act of 1996 ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. Beginning January 1, 1997, the assessment schedule for SAIF members is the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members will be charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At December 31, 1996, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in the HOLA and regulations of the OTS thereunder to avoid certain operating restrictions. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations:
(i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and
(iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution quality as a domestic building and loan association under the Internal Revenue Code ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loan to small businesses and loan made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1996, the Savings Bank's qualified thrift investments significantly exceeded 65% of its portfolio assets as required by regulation.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Banks -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Savings Bank.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighting factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

     At December 31, 1996, Empire Federal's core capital of approximately $24.9 million, or 21.7% of adjusted total assets, was $21.5 million in excess of the OTS requirement of $3.4 million, or 3% of adjusted total assets. As of such date, the Savings Bank's tangible capital of approximately $24.9 million, or 21.7% of adjusted total assets, was $23.2 million in excess of the OTS requirement of $1.7 million, or 1.5% of adjusted total assets. Finally, at December 31, 1996, the Savings Bank had risk-based capital of approximately $25.1 million or 65.4% of total risk-weighted assets, which was $22.0 million in excess of the OTS risk-based capital requirement of $3.1 million or 8% of risk-weighted assets.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Savings Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1996, the Savings Bank's limit on loans to one borrower was $2.5 million. At December 31, 1996, the Savings Bank's largest aggregate amount of loans to one borrower was $1.2 million, all of which were performing according to their original terms.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), a federal statute, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating certain regulatory applications filed by an institution. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. Under the FDIA, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

     General. The Corporation is a savings and loan holding company within the meaning of HOLA. As such, the Corporation is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. The Corporation is also subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act").

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25 percent of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions.
If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than a unitary savings and loan holding company. Specifically, if either federally insured subsidiary savings association fails to meet the QTL test, the activities of the Corporation and any of its subsidiaries (other than the Corporation or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     Qualified Thrift Lender Test. The HOLA requires that any savings and loan holding company that controls a savings association that fails the qualified thrift lender test, as explained under "-- Federal Regulation of Savings Banks -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a qualified thrift lender, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                               TAXATION

Federal Taxation

     General. The Corporation and the Savings Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Corporation.

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Savings Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Savings Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Savings Bank's actual loss experience over a period of several years. Each year the Savings Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

     Recently enacted federal legislation repeals the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At December 31, 1996, the Savings Bank's post-1987 reserves were a negligible amount of approximately $1,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Savings Bank met the residential loan requirement for the taxable year ending December 31, 1996.

     Under prior law, if the Savings Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Savings Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At December 31, 1996, the Savings Bank's total bad debt reserve for tax purposes was approximately $3.3 million. Among other things, the qualifying thrift definitional tests required the Savings Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Savings Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION -- Federal Regulation of Savings

Banks -- Limitations on Capital Distributions" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Savings Bank will not file a consolidated tax return, except that if the Corporation or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     There have not been any IRS audits of the Savings Bank's federal income tax returns during the past five years.

State Taxation

     Empire Federal is subject to the Montana Corporation License Tax, which is imposed at the rate of 6.75% of Montana taxable income. There have not been any audits of the Savings Bank's state tax returns during the past five years.

Competition

     The Savings Bank operates in a very competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks, thrift institutions and credit unions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources than the Savings Bank at their disposal. At December 31, 1996, there were 14 commercial banks, two thrift institutions (in addition to the Savings Bank) and two credit unions in Park, Gallatin and Sweet Grass Counties.
Particularly in times of high market interest rates, the Savings Bank has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Savings Bank competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Savings Bank's future growth and earnings prospects.

Personnel

     As of December 31, 1996, the Savings Bank had 33 full-time employees (ten of which are employed by the Service Corporation) and seven part-time employees, none of whom were represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

     The Savings Bank has three offices, two of which are owned by the Savings Bank. The Savings Bank's main office is located at 123 South Main Street, Livingston, Montana 59047. The main office was opened in 1923 and the present square footage is approximately 15,000 feet. Beginning in September 1995, the Savings Bank subleased part of this building to the Human Resource Development
Counsel, District IX.   This office is leased by the Savings Bank through
March 1997.  Mrs. Beverly D. Harris, the Savings Bank's President, Mrs. Jean
E. Sandberg, the wife of the Savings Bank's Executive Vice President and Chief Financial Officer, and Mr. Joseph T. Swindlehurst, the Savings Bank's general counsel, are the owners of this building. Mrs. Harris, Mrs. Sandberg and Mr. Swindlehurst are sister and brother. For information regarding this relationship, see Item 12 of this Report. The Savings Bank has negotiated with the owners to purchase the building, which has been approved by the OTS. If the Savings Bank determines not to purchase the building, it will negotiate and enter into a lease with the owners for the rental of the building prior to the expiration of the current lease term. At December 31, 1996, the net book value of the leasehold improvements was $16,000.

     The Savings Bank has branch offices located at 101 McLeod Street, Big Timber, Montana 59011 and at 5 West Mendenhall Street, Bozeman, Montana 59715. The Big Timber branch office consists of approximately 2,000 square feet, was opened in 1980 in connection with the merger of the Big Timber Building and Loan Association, and relocated to its current facility in 1984. At December 31, 1996, the net book value of the property and equipment was $190,000. The Bozeman branch office consists of approximately 7,000 square feet, was opened in 1958 in connection with the merger with Pioneer Building and Loan Association and relocated to its current facility in 1971. At December 31, 1996, the net book value of the property and equipment was $906,000. The net book value of the Savings Bank's premises and equipment at December 31, 1996 was $1.3 million.

     The Savings Bank's subsidiary, Dime Service Corporation, leases offices in Livingston and Big Timber, Montana. The Livingston office is 2,500 square feet and the Big Timber office is 365 square feet. There are no written lease agreements for these two offices.

Item 3.  Legal Proceedings
--------------------------

     From time to time, the Savings Bank is involved in routine legal proceedings occurring in the ordinary course of business. At December 31, 1996, the Savings Bank was not a party to any legal proceedings that management of the Savings Bank believed would be materially adverse to the financial condition, results of operations, cash flows or capital ratios of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The common stock of the Corporation is traded on the Nasdaq Stock Market under the symbol "EFBC." As of March 4, 1997, there were approximately 531 stockholders of record.

     The Board of Directors of the Corporation has not formulated a dividend policy, but intends to consider a policy of paying cash dividends in the future. Future declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Savings Bank to the

Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. No assurances can be given that any dividends will be declared or, if declared, what the amount of dividends will be or whether such dividends, once declared, will continue.

     The Corporation's common stock was sold in its initial public offering at $10.00 per share and commenced trading on January 26, 1997. The high and low stock sales prices for the common stock from January 26, 1997 through March 4, 1997 were $12-1/2 and $14-1/2, respectively.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in Item 7 of this Report.

Operating Strategy

     The business of the Savings Bank consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Savings Bank also invests in interest-bearing deposits, investment grade federal agency securities and mortgage-backed securities. The Savings Bank plans to continue to fund its assets primarily with deposits, although FHLB advances have been used as a supplemental source of funds.

     The Savings Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Savings Bank's profitability is also affected by the level of other income and expenses. Other income consists of service charges on NOW accounts and other fees, proceeds from the sale of available-for-sale securities, insurance commissions and net real estate owned income (expense). Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Savings Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

     The Savings Bank's strategy is to operate as a conservative, well-capitalized, profitable institution dedicated to financing home ownership and other consumer needs and to provide quality service to all customers. The Savings Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios, (iii) emphasizing local loan originations, and (iv) emphasizing high-quality customer service with a competitive fee structure.

Financial Condition

     Total assets increased by approximately $29.1 million, or 33.6%, from $86.8 million at June 30, 1996 to $115.9 million at December 31, 1996. This increase was primarily attributable to the receipt of $27.7 million related to the sale of Company stock.

     The composition of the consolidated balance sheet was not materially affected by market conditions between December 31, 1996 and June 30, 1996. The increase of $28.5 million in interest bearing deposits was due in large part to the receipt of $27.7 million related to the sale of Company stock. Mortgage backed securities increased by $378,000 during this period primarily as the result of purchases of $2.8 million that were partially offset with maturities of $2.4 million. Investment securities increased $505,000 for the period as the result of an increase in the market value of FHLMC stock of $303,000 and a purchase of a $200,000 U.S. agency bond. Net loans decreased slightly by $179,000 or .04%.

     Deposits decreased $850,000, or 1.24%, to $67.7 million at December 31, 1996 from $68.5 million at June 30, 1996. The decline can be attributed to $3.2 million in withdrawals to purchase Company stock, offset by $2.3 million in net new deposits. Advances from the FHLB amounting to $1.5 million at June 30, 1996, matured during the period.

     Stockholders' equity increased from $15.9 million at June 30, 1996 to $39.6 million at December 31, 1996. This increase is the result of the conversion and sale of stock with net proceeds of $23.1 million (net of $2.1 million of ESOP stock) to the Company. Net income of $142,000 and an increase in market values of securities available for sale of $497,000 also contributed the increase.

Results of Operations

     The operating results of the Savings Bank depend primarily on its net interest income. The Savings Bank's net interest income is determined by its interest rate spread, which is the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. The Savings Bank's net earnings are also affected by the establishment of provisions for loan losses and the level of its other non-interest income, including insurance commission income and deposit service charges, as well as its other expenses and income tax provisions.

Comparison of Results of Operations for the Six Months Ended December 31, 1996 and 1995

     Net Income. Net income declined by $147,000, or 51.0%, to $142,000 for the six months ended December 31, 1996 from $289,000 for the same period in 1995. The primary cause for this significant decline was a one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF). This special assessment was $451,000, with an after-tax effect of $268,000. Offsetting this decrease in net income in 1996 were increases in interest income from mortgage loans and interest bearing deposits.

     Net Interest Income. Net interest income increased $150,000, or 10.33%, to $1.6 million for the six months ended December 31, 1996 from $1.5 million for the same period in 1995. The increase in net interest income primarily reflected a 10 basis point increase in the interest rate spread to 2.90% for the six month period ended December 31, 1996 from 2.80% for the comparative period in 1995 and a $3.0 million increase in the average balance of interest earning assets.

     Interest Income. Total interest income increased by $108,000, or 3.46%, to $3.2 million for the six months ended December 31, 1996 from $3.1 million for the same period in 1995. The increase was primarily attributable to the increase in the average balance of loans receivable from $39.8 million for the six months ended December 31, 1995 to $41.7 million for the same period in 1996 coupled with an increase in the average yield from 8.40% to 8.62% for the same periods. The average balance of mortgage backed securities declined for the six month periods from $38.2 million to $35.5 million due to maturities. This decline in the average balance of mortgage backed securities was the primary cause of the decline in the related interest income from $1.3 million to $1.2 for the six month periods.

     Interest income from interest-bearing deposits at the FHLB increased $51,000 for the six month period ended December 31, 1996 to $101,000 from $50,000 for the same period in 1995 primarily because of the receipt of $27.7 million related to the conversion and sale of stock.

     Interest Expense. Total interest expense was $1.6 million for both six month periods ending December 31, 1996 and 1995. Average outstanding deposits increased by $1.4 million during the six month period ended December 31, 1996 compared to the same period in 1995. During the same comparable period, the average cost of deposits dropped from 4.69% to 4.59%. Interest expense on FHLB deposits was $49,000 for the six months ended December 31, 1995 as compared to $7,000 for the comparative period in 1996. This decrease was the result of all FHLB advances maturing in July and September, 1996.

     Provision for Loan Losses. No provision for loan losses was recorded for either the six months ended December 31, 1996 or 1995. AT the end of both periods, the level of loan loss reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was 0.46% at December 31, 1996 and 1995.

     Non-Interest Income. Non-interest income decreased $9,000 for the six months ended December 31, 1996 as compared to the same period in 1995 primarily as the result of a $16,000 decrease in commission income and a $10,000 decrease in other income. These decreases were partially offset by an increase in customer service charges of $17,000.

     Insurance commissions received by Dime Service Corporation, a wholly owned subsidiary of the Savings Bank, are the largest component of non-interest income. Insurance commissions of $336,000 and $352,000, were received for the six months ended December 31, 1996 and 1995, respectively.

     Non-Interest Expense. Total non-interest expense increased $387,000, or 26.6%, for the six months ended December 31, 1996 compared to the six months ended December 31, 1995. This increase was primarily the result of the $451,000 special FDIC insurance assessment. This increase was partially offset by a decrease of $36,000 in other FDIC insurance premiums for the comparable periods. Compensation and benefits decreased by $23,000 for the six months ended December 31, 1996 as compared with the same period in 1995 primarily as the result of the fully funded status of the pension plan for 1996. Other non-interest expense items remained relatively stable.

     Included in non-interest expense are direct costs (compensation and benefits, occupancy and equipment and other expense) attributable to the operations of Dime Service Corporation. Such direct costs totaled $305,000 and $339,000 for the six months ended December 31, 1996 and 1995, respectively.

     The Company expects to incur increased expenses following the Conversion as a result of the costs associated with being a public company and the ESOP and other stock benefit plans, if adopted.

     Income Taxes. Income taxes declined $98,000 from the six month period ended December 31, 1995 as compared to the same period in 1996 as the result of the decline in income before income taxes. The effective combined federal and state tax rate was 30.25% and 35.61% for the six months ended December 31, 1996 and 1995, respectively.

Comparison of Results of Operations for the Years Ended June 30, 1996 and 1995

     General. Market interest rates are generally measured by the yields on U.S. Treasury obligations. The yields on the one-year U.S. Treasury Bill and the 30-year U.S. Treasury Bond are the respective benchmarks for short-term and long-term market interest rates. During the fiscal year ended June 30, 1995, the yield curve flattened (i.e., short-term and long-term rates converged) as the yield on the one-year U.S. Treasury Bill increased from 4.22% at June 30, 1994 to 5.57% at June 30, 1995, while the yield on the 30-year U.S. Treasury Bond decreased from 7.61% at June 30, 1994 to 6.63% at June 30, 1995. During the fiscal year ended June 30, 1996, the yield curve steepened (i.e., short-term and long-term rates diverged) as the yield on the one-year U.S. Treasury Bill decreased to 5.16% at June 30, 1996, while the yield on the 30-year U.S. Treasury Bond increased to 6.87% at June 30, 1996.

     Net Income. Net income decreased $320,000, or 33.6%, to $632,000 for fiscal 1996 from $952,000 for fiscal 1995. The decline in income was primarily attributable to an increase in the Savings Bank's cost of funds from 4.10% during the year ended June 30, 1995 to 4.71% for the year ended June 30, 1996. The average balance of interest-bearing liabilities decreased slightly during this period from $71.6 million during fiscal 1995 to $70.3 million during fiscal 1996.

     Net Interest Income. Net interest income decreased $373,000, or 11.7%, to $2.9 million for 1996 from $3.4 million for 1995. The decrease in net interest income primarily reflected a 53 basis point decrease in the interest rate spread to 2.80% for fiscal 1996 from 3.33% for fiscal 1995.

     Interest Income. Total interest income was $6.3 million for both fiscal 1996 and 1995. Interest income from loans receivable increased $33,000, or 9.6%. The increase was primarily attributable to the increase in the average balance of loans receivable from $40.1 million during fiscal 1995 to $40.8 million during fiscal 1996 as loan originations increased to $12.4 million during fiscal 1996 compared to loan originations of $4.5 million during fiscal 1995. The increase in the average balance of loans receivable in fiscal 1996 resulted primarily from an increase in construction loans and consumer loans, particularly home improvement loans, as the economy of the Savings Bank's primary market area improved from fiscal 1995. See Item 1, Business -- Lending Activities -- Loan Originations, Sales and Purchases." The increase in interest income was partially offset by the decline in the average yield on loans receivable from 8.51% during fiscal 1995 to 8.44% during fiscal 1996.

     Interest income from mortgage-backed securities was $2.5 million during both periods. The average balance of mortgage-backed securities declined from $38.1 million during fiscal 1995 to $37.1 million during fiscal 1996 as principal repayments exceeded purchases. This decline was offset, however, by an increase in the yield on mortgage-backed securities from 6.65% during fiscal 1995 to 6.78% during fiscal 1996.

     Interest Expense. Interest expense on deposits increased $421,000 to $3.2 million for 1996 from $2.8 million for 1995. The increase is primarily attributable to an increase in the average cost of deposits which increased from 4.05% during fiscal 1995 to 4.68% during fiscal 1996 which more than offset the decline in the average balance of deposits. The increase in the cost of deposits was primarily attributable to an increase in rates paid on certificates of deposit to meet local competition.

     The Savings Bank utilized FHLB advances to purchase mortgage-backed securities and to provide an additional source of funds for its lending activities. During this period the average balance of short-term borrowings decreased $1.1 million from $2.7 million during fiscal 1995 to $1.6 million during 1996 as traditional deposits were utilized to fund lending activities and mortgage-backed securities purchases. As a result, the cost of FHLB advances decreased 34.1% from $145,000 during fiscal 1995 to $95,000 during fiscal 1996.

     Provision for Loan Losses. The provision for loan losses for 1996 was $55,000 compared to no provision for 1995. The increase in the provision for loan losses resulted primarily from the increased size of the loan portfolio, particularly with respect to construction and consumer loans which involve greater risk than residential mortgage loans, and management's desire to increase its allowance for loan losses as a percentage of loans receivable to levels comparable with its peers in the Pacific Northwest. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Savings Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's allowance for loan losses. Such agencies may require the Savings Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgements regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Savings Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income. At June 30, 1996, the allowance represented 0.46% of loans receivable as compared to 0.36% of loans receivable at June 30, 1995.

     Non-Interest Income. Non-interest income increased $21,000, or 2.6%, in fiscal 1996 as compared to fiscal 1995 primarily as the result of a $15,000, or 12.4%, increase in customer service charges.

     Insurance commissions that the Savings Bank receives from its wholly-owned subsidiary, Dime Service Corporation, are the largest component of its non-interest income. The Savings Bank received income from insurance commissions of $688,000 and $691,000 during fiscal 1996 and 1995, respectively.

     Non-Interest Expense. Total non-interest expense increased $103,000, or 3.8%, for 1996 compared to 1995. This increase was primarily the result of a $72,000, or 4.7%, increase in compensation and benefits and a $76,000, or 28.7%, increase in occupancy and equipment expense caused primarily by additional depreciation expense on new equipment and furniture related to the remodeling of the Bozeman branch, repairs to an elevator and other maintenance costs. Data processing expenses increased $20,000, or 23.1%. Other non-interest expense items remained relatively stable.

     Included in non-interest expense are direct costs (compensation and benefits, occupancy and equipment, and other expenses) attributable to the operations of the Savings Bank's wholly-owned subsidiary, Dime Service Corporation. Such direct costs totalled $638,000 and $617,000 for the fiscal years ended June 30, 1996 and 1995, respectively.

     Income Taxes. Income taxes declined $189,000 from 1995 to 1996 as a result of the decline in income before income taxes. The effective combined Federal and state tax rate was 38.74% during 1996 and 38.21% during 1995.

Average Balances, Interest and Average Yields/Cost

     The following tables set forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented.  Average balances are derived from month-end balances.  Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                               Six Months Ended
                        At December 31,           December 31,                      Year Ended June 30,
                                        -------------------------------      -------------------------------
                              1996                    1996                                   1996
                             ------     -------------------------------       ------------------------------
                             Yield/     Average                  Yield/       Average                Yield/
                              Cost      Balance     Interest     Cost(5)      Balance     Interest    Cost
                             ------     -------     --------     -------      -------     ---------  -------
                                                                (Dollars in Thousands)

Interest-earning assets:
 Loans receivable(1)          8.14%     $41,677       1,796       8.62%       $40,766       $3,441    8.44%
 Mortgage-backed
  securities                  6.80       35,526       1,170       6.59         37,097        2,517    6.78
 Investment securities        6.34        4,462         104       4.67          4,020          214    5.32
 Other interest-earning
  assets(2)                   5.32(6)     4,523         160       7.07          2,044          132    6.46
                              ----      -------      ------       ----        -------       ------    ----
   Total interest-earning
    assets                    6.89       86,188       3,230       7.50         83,927        6,304    7.51
Non-interest-earning assets               3,466                                 3,567
                                        -------                               -------
  Total assets                          $89,654                               $87,494
                                        =======                               =======

Interest-bearing liabilities:
 NOW accounts                 2.59      $ 9,824         136       2.78       $  8,874          228    2.57
 Money market accounts        3.50        5,120          93       3.63          5,228          184    3.52
 Regular savings              3.25       15,130         240       3.18         14,799          476    3.22
 Certificates of deposit      5.61       40,425       1,150       5.76         39,838        2,326    5.84
                              ----       ------       -----       ----         ------        -----    ----
   Total deposits             4.51       70,499       1,619       4.59         68,739        3,214    4.68
 Other liabilities             --           227           7       5.83          1,595           96    6.02
                              ----       ------       -----       ----         ------        -----    ----
    Total interest-bearing
     liabilities              4.51       70,726       1,626       4.60         70,334        3,310    4.71
                              ----                    -----       ----                       -----    ----

Non-interest-bearing
 liabilities                              2,618                                 1,318
                                         ------                                ------
 Total liabilities                       73,344                                71,652
Retained earnings                        16,310                                15,842
                                        -------                               -------
 Total liabilities and
  retained earnings          2.38%      $89,654                               $87,494
                             ====       =======                               =======

 Net interest income                                $1,604                                  $2,994
                                                    ======                                  ======

Interest rate spread(3)                                            2.90%                               2.80%
                                                                   ====                                ====

 Net yield on interest-
  earning assets(4)                                                3.72%                               3.57%
                                                                   ====                                ====

 Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                   121.86%                             119.33%
                                                                 ======                              ======
       ______________________
(1)         Average balances include non-accrual loans.
(2)         Includes interest-bearing deposits in other financial institutions and dividends on FHLB stock.
(3)         Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)         Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(5)         Annualized.
(6)         Includes $29.9 million interest-bearing deposits at FHLB.

                                                            39

Rate/Volume Analysis

            The following table sets forth the effects of changing rates and volumes on net interest income of the Savings Bank.  Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change.

                                     Six Months Ended
                                December 31, 1996 Compared                   Year Ended June 30,
                                    to six Months Ended                     1996 Compared to Year
                                     December 31, 1995                       Ended June 30, 1995
                                    Increase (Decrease)                      Increase (Decrease)
                                         Due to                                    Due to
                             ---------------------------------     -------------------------------------
                                                 Rate/                                    Rate/
                             Volume    Rate     Volume      Net     Volume      Rate     Volume     Net
                             ------    ----     ------      ---     ------      ----     ------     ---
                                                                    (In Thousands)
Interest-earning
 assets:
 Loans receivable             $  79    $44     $   2        $125    $  59     $ (28)     $   2      $ 33
 Mortgage-backed
  securities                    (89)    --         2         (87)     (64)       49          1       (14)
 Investment
  securities                     40    (22)       (9)          9       12        55          5        72
 Other interest-earning
  assets                        141    (33)      (47)         61      (74)      (27)         9       (92)
                              -----   ----    ------      ------   ------    ------      -----    ------
    Total interest-earning
       assets                   171    (11)      (52)        108      (67)       49         17        (1)
                              -----   ----    ------     ------     -----    ------      -----     -----
Interest expense:
 Savings accounts                34    (34)       --          --      (10)      435         (4)      421
 Other liabilities              (42)    --        --         (42)     (58)       15         (6)      (49)
                              -----   ----    ------      ------    -----    ------      -----     -----
    Total interest-
     bearing
     liabilities                 (8)   (34)       --         (42)     (68)      450        (10)      372
                               ----    ---     -----       -----    -----    ------      -----     -----
Net change in net
 interest income               $179    $23      $(52)       $150    $   1     $(401)     $  27     $(373)
                               ====    ===      ====        ====    =====     =====      =====     =====

                                                             40

Asset and Liability Management and Interest Rate Risk

     General. The ability to maximize net interest income depends largely upon achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would result in a decrease in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income.

     The Savings Bank has perceived its market niche to be that of a traditional thrift lender that originates fixed rate residential loans for its portfolio and purchases fixed rate U.S. Government and agency investment securities and mortgage-backed securities to supplement its lending activities. The Savings Bank uses its capital position to absorb the adverse consequences of the increased interest rate risk associated with this strategy. As an integral part of this strategy, the Savings Bank has historically concentrated its lending activity on the origination of long-term, fixed-rate, residential one- to four-family mortgage loans and commercial real estate and multi-family loans. As of December 31, 1996, 90.42% of the Savings Bank's total loans, were fixed rate loans and 80.79% of its investments and mortgage-backed securities had fixed interest rates.

     The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The Savings Bank has a high level of interest rate risk as a result of its policies to make fixed-rate, residential one- to four-family real estate loans and to purchase fixed rate investment and mortgage-backed securities, which are longer term in nature than the short-term characteristics of its liabilities for customer deposit accounts. Because of its capital position, the Savings Bank has accepted the above average interest rate risk associated with fixed-rate loans and fixed-rate investment and mortgage-backed securities in an effort to maximize yield. See "-- Liquidity and Capital Resources."

Interest Rate Sensitivity of Net Portfolio Value

     The following table is provided to the Savings Bank by the OTS and illustrates the change in NPV at December 31, 1996 based on OTS assumptions. No effect has been given to any steps that management of the Savings Bank may take to counter the effect of the interest rate movements presented in the table.

                                                     Net Portfolio as %
          Basis                                      of Portfolio Value
       Point ("bp")     Net Portfolio Value               of Assets
          Change     ----------------------------    -------------------
        in Rates     $ Amount  $ Change  % Change    NPV Ratio    Change
        --------     --------  --------  --------    ---------    ------
                                    (Dollars in Thousands)

        +400  bp     $19,402    -4,514     -19%        17.59       -262  bp
        +300  bp      20,607    -3,309     -14%        18.35       -186  bp
        +200  bp      21,841    -2,075      -9%        19.09       -112  bp
        +100  bp      23,001      -915      -4%        19.75        -40  bp
           0          23,916                           20.31
        -100  bp      24,302       386      +2%        20.30         +9
        -200  bp      23,983        67       0%        19.90        -31  bp
        -300  bp      23,399      -517      -2%        19.33        -88  bp
        -400  bp      23,187      -729      -3%        18.99       -122  bp

     Under the OTS interest rate risk capital rule (implementation of which has been postponed), those institutions with greater than "normal" levels of interest rate risk will be subject to an interest rate risk component in calculating their risk-based capital ratio. An institution with a "normal" level of interest rate risk is defined as one whose "Measured Interest Rate Risk" is less than 2.0%.

     The following table is provided by the OTS and is based on the calculations in the previous table.

                      December 31,        September 30,          June 30,
                          1996                1996                 1996
                      ------------        -------------          --------
RISK MEASURES:
 200 BP RATE SHOCK
Pre-Shock NPV Ratio:
 NPV as % of PV of
 Assets                  20.21%              20.76%              20.49%
Exposure Measure:
 Post-Shock NPV Ratio    19.09               18.03               17.72
Sensitivity Measure:
 Change in NPV Ratio      -112 bp             -273  bp           (277)  bp

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as substantially all of the Savings Bank's ARM loans, have features that restrict changes in interest rates on a short-term basis (1.5% to 2.0% per adjustment period) and over the life of the asset (generally 5% over the life). Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Therefore, the data presented in the table should not be relied upon as indicative of actual results.

Liquidity and Capital Resources

     The Savings Bank's primary sources of funds are proceeds from principal and interest payments on loans, maturing securities and certificates of deposit. The proceeds from the sale of available-for-sale securities and FHLB advances are additional sources of liquidity. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of the Savings Bank is the origination of one- to four-family mortgage loans. During the six months ended December 31, 1996, the Savings Bank originated mortgage loans in the amounts of $5.2 million. During this period, the Savings Bank purchased mortgage-backed securities of $2.8 million. Other investing activities include activity in investment grade federal agency and mortgage-backed securities.

     The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years ending June 30, 1996 and 1995, and the six months ended December 31, 1996, the Savings Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals.

     The Savings Bank uses cash flows generated from operating, investing and financing activities to meet its liquidity requirements. See Consolidated Statements of Cash Flows included as part of the Consolidated Financial Statements appearing in Item 7 of this Report.

     Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Savings Bank. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Savings Bank has had limited success in lengthening the maturity of its certificate of deposit portfolio. At December 31, 1996, certificates of deposit amounted to $38.5 million, or

56.7% of total deposits, including $11.3 million which were scheduled to mature in more than one year after December 31, 1996. At December 31, 1996, $27.2 million of certificates of deposit were scheduled to mature within one year. Historically, the Savings Bank has been able to retain a significant amount of maturing deposits. Management of the Savings Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB-Seattle advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Savings Bank's actual short- and long-term liquidity ratios at December 31, 1996 were 43.9% and 21.6%, respectively. The Savings Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Savings Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 1996, the Savings Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 21.7%, 21.7% and 65.4%, respectively. For a detailed discussion of regulatory capital requirements and a numerical presentation of the Savings Bank's capital levels relative to regulatory requirements, see "REGULATION -- Federal Regulation of Savings Banks -- Capital Requirements" contained in Item 1 of this Report.

Impact of New Accounting Pronouncements and Regulatory Policies

     Disclosure of Fair Value of Financial Instruments. See Note 16 of Notes to the Consolidated Financial Statements for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 107.

     Accounting for Impairment of Long-Lived Assets. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the
carrying amount of the asset.   SFAS No. 121 was adopted July 1, 1996 and did
not have a material impact on the Savings Bank's consolidated financial position or results of operations.

     Accounting for Stock-Based Compensation. In October 1995, SFAS No. 123 was issued which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense only when the exercise price is less than the fair value of the underlying stock at the date of grant. Companies that elect to remain with the intrinsic value method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if the fair value method had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into by the Corporation beginning July 1, 1996. The Corporation expects to utilize the intrinsic value method of accounting for stock based compensation awards.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities. SFAS No. 125 generally requires that the Savings Bank recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, which is recognized in the statement of income in the period the impairment occurs. For purposes of performing the impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. SFAS No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale or trading securities under SFAS No. 115, as amended by SFAS No. 125. The provisions of SFAS No. 125 apply to transactions occurring after December 31, 1996 and are not expected to have a material impact on the Corporation's consolidated financial position or results of operations.

Effect of Inflation and Changing Prices

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Savings Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7.  Financial Statements
-----------------------------

                  Index To Consolidated Financial Statements
                Empire Federal Bancorp, Inc. and Subsidiaries




                                   Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .  45

Consolidated Balance Sheets as of December 31, 1996
 and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .  46

Consolidated Statements of Income for
 the Six Months Ended December 31, 1996 and
 the Years Ended June 30, 1996 and 1995. . . . . . . . . . . . .  47

Consolidated Statements of Stockholders' Equity for
 the Six Months Ended December 31, 1996 and
 the Years Ended June 30, 1996 and 1995. . . . . . . . . . . . .  48

Consolidated Statements of Cash Flows for
 the Six Months Ended December 31, 1996 and
 the Years Ended June 30, 1996 and 1995. . . . . . . . . . . . .  49

Notes to Consolidated Financial Statements . . . . . . . . . . .  50


                                 *      *     *

Independent Auditors' Report



The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1996 and June 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Federal Bancorp, Inc. as subsidiaries as of December 31, 1996 and June 30, 1996, and the results of their operations and their cash flows for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.





Billings, Montana
February 21, 1997

                    EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets

                        December 31, 1996 and June 30, 1996


                                                December 31,    June 30,
                  Assets                            1996          1996
                  ------                        ------------    --------

Cash and cash equivalents                      $  1,165,164    1,160,760
Interest-bearing deposits                        29,824,391    1,337,948
Investment and mortgage-backed securities
  available-for-sale                             13,767,773   13,876,659
Investment and mortgage-backed securities
  held-to-maturity (estimated market value
  of $26,385,527 at December 31, 1996 and
  $25,005,118 at June 30, 1996)                  26,187,821   25,195,531
Loans receivable, net                            41,703,590   41,882,298
Stock in Federal Home Loan Bank of Seattle,
  at cost                                         1,168,800    1,123,300
Accrued interest receivable                         330,927      327,994
Income tax receivable                                40,000       65,817
Premises and equipment, net                       1,276,818    1,337,731
Prepaid expenses and other assets                   408,473      502,333
                                               ------------   ----------
      Total assets                             $115,873,757   86,810,371
                                               ============   ==========
   Liabilities and Stockholders' Equity
   ------------------------------------

Liabilities:
   Deposits                                    $ 67,697,866   68,547,802
   Stock over subscription                        6,987,070       -
   Advances from Federal Home Loan Bank               -        1,500,000
   Advances from borrowers for taxes and
     insurance                                      169,872      205,876
   Accrued expenses and other liabilities           974,939      449,060
   Deferred income taxes                            434,373      231,234
      Total liabilities                          76,264,120   70,933,972
                                               ------------   ----------

Stockholders' equity:
   Preferred stock, par value $.01 per
     share, 250,000 shares authorized, none
     issued and outstanding                           -           -
   Common stock, par value $.01 per share,
     4,000,000 shares authorized, 2,592,100
     issued                                          25,921       -
   Additional paid-in capital                    25,142,356       -
   Unearned ESOP compensation                   (2,073,680)       -
   Retained earnings, substantially restricted   15,762,582   15,620,702
   Unrealized gain on securities available-
     for-sale, net                                  752,458      255,697
                                               ------------   ----------
      Total stockholders' equity                 39,609,637   15,876,399
                                               ------------   ----------

Commitments and contingencies

      Total liabilities and stockholders'
        equity                                 $115,873,757   86,810,371
                                               ============   ==========


See accompanying notes to consolidated financial statements.

PAGE

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                         Consolidated Statements of Income

   Six Months Ended December 31, 1996 and Years Ended June 30, 1996 and 1995


                                Six Months Ended    Years Ended June 30,
                                                    --------------------
                                December 31, 1996     1996        1995
                                -----------------   ---------  ---------
Interest income:
   Loans receivable               $ 1,796,344       3,440,793  3,408,170
   Mortgage-backed securities       1,170,112       2,516,854  2,530,329
   Investment securities              104,077         214,363    142,388
   Other                              159,780         131,543    223,905
                                   ----------       ---------  ---------
      Total interest income         3,230,313       6,303,553  6,304,792
                                   ----------       ---------  ---------

Interest expense:
   Passbook accounts                  240,485         476,408    596,155
   NOW accounts                       229,349         412,096    406,074
   Certificates of deposit          1,149,333       2,325,755  1,791,064
   Advances from Federal Home
     Loan Bank                          6,610          95,444    144,768
                                   ----------       ---------  ---------
      Total interest expense        1,625,777       3,309,703  2,938,061
                                   ----------       ---------  ---------

      Net interest income           1,604,536       2,993,850  3,366,731

Provision for loan losses               -              55,000      -
                                   ----------       ---------  ---------

      Net interest income after
       provision for loan losses    1,604,536       2,938,850  3,366,731

Non-interest income:
   Insurance commission income        336,298         688,166    691,196
   Customer service charges            86,125         145,456    129,425
   Other                               16,347          45,100     36,247
                                   ----------       ---------  ---------
      Total non-interest income       438,770         878,722    856,868

Non-interest expense:
   Compensation and benefits          806,607       1,614,601  1,542,123
   Occupancy and equipment            171,166         340,114    264,333
   Special assessment by the SAIF     450,728           -          -
   Deposit insurance premiums          56,220         185,287    225,663
   Data processing services            48,643         105,986     86,125
   Other                              306,540         540,427    564,794
                                   ----------       ---------  ---------
      Total non-interest expense    1,839,904       2,786,415  2,683,038
                                   ----------       ---------  ---------

      Income before income taxes      203,402       1,031,157  1,540,561

Income taxes                           61,522         399,480    588,623
                                   ----------       ---------  ---------
      Net income                   $  141,880         631,677    951,938
                                   ==========       =========  =========
See accompanying notes to consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

   Six Months Ended December 31, 1996 and Years Ended June 30, 1996 and 1995

                                                                           Unrealized
                                                                            gain on          Total
                               Additional     Unearned                     securities        stock-
                    Common      paid-in         ESOP         Retained      available-       holders'
                     stock      capital     compensation     earnings     for-sale, net      equity
                     -----      -------     ------------     --------     -------------      ------
Balances at June
 30, 1994          $   -           -              -         14,037,087        437,589      14,474,676

Net income             -           -              -            951,938          -             951,938

Change in un-
 realized gain
 on securities
 available-for-sale    -           -              -              -              73,345         73,345
                    --------  ----------     ----------     ----------         --------    ----------

Balances at June
 30, 1995              -           -              -         14,989,025         510,934     15,499,959

Net income             -           -              -            631,677           -            631,677

Change in un-
 realized gain
 on securities
 available-for-sale    -           -              -              -            (255,237)      (255,237)
                    --------  ----------     ----------     ----------         --------    ----------

Balances at June
 30, 1996              -           -              -         15,620,702         255,697     15,876,399

Net proceeds from
 issuance of common
 stock                25,921  25,142,356     (2,073,680)         -               -         23,094,597

Net income             -           -              -            141,880           -            141,880

Change in un-
 realized gain
 on securities
 available-for-sale    -           -              -              -              496,761       496,761
                    --------  ----------     ----------     ----------         --------    ----------
Balances at December
 31, 1996           $ 25,921  25,142,356     (2,073,680)    15,762,582          752,458    39,609,637
                    ========  ==========     ==========     ==========         ========    ==========

See accompanying notes to consolidated financial statements.
                                         48

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

   Six Months Ended December 31, 1996 and Years Ended June 30, 1996 and 1995

                                Six Months Ended    Years Ended June 30,
                                                    --------------------
                                December 31, 1996     1996        1995
                                -----------------   ---------  ---------

Cash flows from operating
 activities:
  Net income                       $  141,880         631,677     951,938
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Provision for loan losses           -              55,000       -
    Depreciation                      103,101         199,309     139,899
    Loss on retirement of premises
     and equipment, net                 -              17,430       3,462
    Amortization of premiums and
     discounts on loans and
     mortgage-backed securities,
     net                              (6,553)          30,239      40,798
    Stock dividends reinvested in
     Federal Home Loan Bank stock    (45,500)         (79,200)    (61,000)
    Decrease (increase) in accrued
     interest receivable              (2,933)          34,733     (53,913)
    Decrease (increase) in income
     tax receivable                   25,817          (65,817)      -
    Decrease (increase) in prepaid
     expenses and other assets        93,860          163,646     (51,503)
    Increase (decrease) in accrued
     expenses and other liabilities   21,734         (131,634)     156,686
    Decrease in income taxes payable   -              (46,177)     (89,561)
    Increase (decrease) in deferred
     income taxes                    (50,115)          48,007         (482)
                                 -----------       ----------   ----------

        Net cash provided by
         operating activities        281,291          857,213    1,036,324
                                 -----------       ----------   ----------

Cash flows from investing
 activities:
  Net change in interest-bearing
   deposits                      (28,486,443)        (103,092)      24,457
  Net change in loans receivable     179,744       (2,504,609)   1,955,888
  Purchases of investment
   securities held-to-maturity      (449,750)      (3,998,800)  (1,497,500)
  Proceeds from matured or called
   investment securities held-to-
   maturity                          250,000        3,997,500      200,000
  Purchases of mortgage-backed
   securities held-to-maturity    (4,245,465)      (5,704,272)  (4,869,975)
  Principal payments on mortgage-
   backed securities held-to-
   maturity                        3,460,059        4,535,653    5,489,487
  Principal payments on mortgage-
   backed securities available-
   for-sale                          857,284        2,313,580        -
  Purchases of premises and
   equipment                         (42,188)        (393,480)    (438,600)
                                 -----------       ----------   ----------

        Net cash provided by
         (used in) investing
         activities              (28,476,759)      (1,857,520)     863,757
                                 -----------       ----------   ----------

Cash flows from financing
 activities:
  Net change in deposits            (849,936)       1,484,080   (1,272,116)
  Proceeds from advances from
   Federal Home Loan Bank              -            1,500,000    1,000,000
  Repayment of advances from
   Federal Home Loan Bank         (1,500,000)      (1,750,926)  (1,438,172)
  Repayment of note payable            -                -          (70,000)
  Net change in advances from
   borrowers for taxes and
   insurance                         (36,004)         (33,137)       2,739
  Sale of common stock, net of
   offering costs                 23,094,597            -            -
  Proceeds from stock over
   subscription                    6,987,070            -            -
  Increase in accrued offering
   costs                             504,145            -            -
                                 -----------       ----------   ----------

      Net cash provided by
       (used in) financing
       activities                 28,199,872        1,200,017   (1,777,549)
                                 -----------       ----------   ----------

Net increase in cash and cash
 equivalents                           4,404          199,710      122,532

Cash and cash equivalents,
 beginning of year                 1,160,760          961,050      838,518
                                 -----------       ----------   ----------
Cash and cash equivalents,
 end of year                     $ 1,165,164        1,160,760      961,050
                                 ===========       ==========   ==========

See accompanying notes to consolidated financial statements.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

    (a) General
        -------
        The accompanying consolidated financial statements include the accounts of Empire Federal Bancorp, Inc. (the Holding Company) and its wholly-owned subsidiary, Empire Federal Savings Bank (Empire). The consolidated financial statements also include Dime Service Corporation (Dime), a wholly-owned subsidiary of Empire. The Holding Company, Empire and Dime are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

        Empire provides services to customers in south central Montana through a main office and two branches in three separate communities. Empire offers a variety of deposit products to its customers while concentrating its lending activities on real estate loans. These real estate lending activities focus primarily on the origination of loans secured by one- to four-family residential real estate but also include the origination of multi-family, commercial real estate and home equity loans. Empire is subject to competition from other financial service providers and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

        Dime was formed in December 1985 to conduct business as an insurance agency.

    (b) Conversion to Stock Ownership
        -----------------------------

        The Holding Company was incorporated in September 1996 to acquire and hold all of the outstanding capital stock of Empire as a part of Empire's conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings bank. In connection with the conversion, which was consummated on January 23, 1997, the Company issued and sold 2,592,100 shares of common stock (par value $.01 per share) at a price of $10 per share for net offering proceeds of $25,168,277 after conversion and offering expenses of $752,723. Net cash offering proceeds were $23,094,597 which reflects stock issued to the Employee Stock Ownership Plan
        (ESOP) as consideration for future charges to compensation expense as ESOP shares are earned by employees. The Holding Company used $9,501,000 of the net cash proceeds to purchase the newly issued capital stock of Empire. Since, among other things, the offering proceeds and all required regulatory approvals to consummate the conversion were received prior to December 31, 1996, the conversion has been accounted for as being effective as of December 31, 1996, with the net offering proceeds shown on the statement of stockholders' equity as proceeds from the sale of common stock and the stock over subscription proceeds recorded as a liability. The over subscription proceeds and accrued interest due on all subscription proceeds were refunded on January 23, 1997.

        In accordance with OTS regulations, at the time of conversion, Empire restricted a portion of retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts in Empire after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of Empire, and only in such an event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

                                                               (Continued)

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    (c) Basis of Presentation

        The accounting and consolidated financial statement reporting policies conform with generally accepted accounting principles and prevailing practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

        Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

    (d) Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all cash and non-interest-bearing deposits with banks to be cash equivalents.

    (e) Investment Securities

        Investment securities are classified and accounted for as follows:

                 Trading Securities - Debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.

                 Securities Held-to-Maturity - Debt securities for which the company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost.

                 Securities Available-for-Sale - Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with net unrealized gains and losses excluded from earnings and reported (net of deferred taxes) as a separate component of stockholders' equity.

        The Company did not hold any trading securities during the six months ended December 31, 1996 or during the year ended June 30, 1996.

        Declines in the fair value of available-for-sale or held-to-maturity securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value reduced to fair value.

        The amortized cost of debt securities is adjusted for amortization of premium and accretion of discount using the interest method over the term of each security. The cost of investments sold is determined by specific identification.


                                                               (Continued)
                                         51

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    (f)  Mortgage-Backed Securities

         Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by issuers of the securities. These securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. The cost of mortgage-backed securities sold is determined by specific identification. The mortgage-backed securities are classified as held-to-maturity or available-for-sale as defined in "Investment Securities" above.

    (g)  Loans Receivable

         Loans receivable are stated at unpaid principal balances less unearned discounts and net deferred loan origination fees. Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Discounts on purchased loans are amortized using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

         The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on factors such as past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current and prospective economic conditions, and independent appraisals.

         Accrued interest on loans that are contractually ninety days or more past due is generally charged off against income. Interest is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is reasonably assured, in which case the loan is returned to accrual status.

         The Company also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small-balance homogeneous loans (generally residential real estate and consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, will be used in place of discounted cash flows. The Company uses the cash basis of income recognition on impaired loans.

         The Company's existing policies for evaluating the adequacy of the allowance for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired. At December 31, 1996 and June 30, 1996, no loans were classified as non-accrual or impaired.

                                                               (Continued)
                                         52

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    (h)  Loan Origination Fees and Related Costs

         Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loans. The amortization of deferred loan fees and costs and the accretion of unearned discounts on non-performing loans is discontinued during periods of non-performance.

    (i)  Stock in Federal Home Loan Bank

         Federal law requires a member institution of the Federal Home Loan Bank (FHLB) System to hold common stock of its district FHLB according to predetermined formulas.

    (j)  Real Estate Owned

         Real estate owned represents real estate acquired through foreclosure or in satisfaction of loans and is initially recorded at the lower of fair market value less estimated costs to sell or "cost" (defined as the fair market value at initial foreclosure). Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the fair market value less estimated costs to sell is less than "cost" or carrying value.

    (k)  Premises and Equipment

         Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives, which range from 3 to 50 years, of the respective assets on straight-line and accelerated methods. Leasehold improvements are amortized on the straight-line method over their estimated useful life or lease term, whichever is less.

    (l)  Income Taxes

         Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (m)  Net Income Per Share

         Net income per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Unallocated ESOP shares are excluded from the weighted average common shares outstanding calculation, while allocated and shares committed to be released are considered to be outstanding. Net income per share was not calculated as no shares were outstanding during the six months ended December 31, 1996 [see note 1(a)].

                                                               (Continued)
                                         53

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    (n)  Impairment and Disposal of Long-Lived Assets

         Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. SFAS No. 121 was adopted July 1, 1996 and did not have a material impact on the Company's consolidated financial position or results of operations.

    (o)  New Accounting Pronouncements

         In October 1995, SFAS No. 123 was issued which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally results in compensation expense only when the exercise price is less than the fair value of the underlying stock at the date of grant. Companies that elect to remain with the intrinsic value method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if the fair value method of SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into by the Company beginning July 1, 1996. The Company expects to utilize the intrinsic value method of accounting for stock based compensation awards (see note 11).

         SFAS No. 125 provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities. SFAS No. 125 generally requires that the Company recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, which is recognized in the statement of income in the
         period the impairment occurs.    For purposes of performing the
         impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. SFAS No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale or trading securities under SFAS No. 115, as amended by SFAS No. 125. The provisions of SFAS No. 125 apply to transactions occurring after December 31, 1996 and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

                                                               (Continued)
                                         54

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(2)  Change in Fiscal Year

     In connection with the conversion, Empire changed its reporting period from a fiscal year ended June 30 to a calendar year end. Accordingly, results of operations for the transition period ended December 31, 1996 cover a six-month period. The following statements of income present financial data for the six months ended December 31, 1996 and the comparable six month period of the prior year. These statements are for comparative purposes only.

                                             Six Months Ended December 31,
                                             -----------------------------
                                                   1996          1995
                                               ------------  ------------
                                                              (unaudited)

       Interest income:
          Loans receivable                     $ 1,796,344     1,671,603
          Mortgage-backed securities             1,170,112     1,256,928
          Investment securities                    104,077        94,898
          Other                                    159,780        98,910
                                                ----------     ---------
            Total interest income                3,230,313     3,122,339
                                                ----------     ---------
       Interest expense:
          Passbook accounts                        240,485       243,985
          NOW accounts                             229,349       216,946
          Certificates of deposit                1,149,333     1,158,261
          Advances from Federal Home Loan Bank       6,610        48,794
                                                ----------     ---------
            Total interest expense               1,625,777     1,667,986
                                                ----------     ---------

            Net interest income                  1,604,536     1,454,353

       Provision for loan losses                     -             -
                                                ----------     ---------

            Net interest income after
             provision for loan losses           1,604,536     1,454,353

       Non-interest income:
          Insurance commission income              336,298       352,686
          Customer service charges                  86,125        69,081
          Other                                     16,347        26,211
                                                ----------     ---------
            Total non-interest income              438,770       447,978

       Non-interest expense:
          Compensation and benefits                806,607       829,411
          Occupancy and equipment                  171,166       176,613
          Special assessment by the SAIF           450,728         -
          Deposit insurance premiums                56,220        91,910
          Data processing services                  48,643        56,027
          Other                                    306,540       299,065
                                                ----------     ---------
            Total non-interest expense           1,839,904     1,453,026
                                                ----------     ---------

            Income before income taxes             203,402       449,305

       Income taxes                                 61,522       160,000
                                                ----------     ---------

            Net income                          $  141,880       289,305
                                                ==========     =========

                                                               (Continued)

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities Available-For-Sale

     The amortized cost, unrealized gains and losses, and estimated market values of investment and mortgage-backed securities available-for-sale are summarized as follows:

                                           December 31, 1996
                             ----------------------------------------------
                                           Gross        Gross     Estimated
                             Amortized   unrealized   unrealized    market
                               cost       gains         losses      value
                             ---------   ----------   ----------  ---------

    FHLMC common and
      preferred stock     $     67,791   1,269,274       -         1,337,065
    Mutual funds               350,000       4,597      (1,499)      353,098
                          ------------   ---------    --------    ----------
                               417,791   1,273,871      (1,499)    1,690,163
    Mortgage-backed
      securities:
       FHLMC certificates    9,956,294      21,779    (108,175)    9,869,898
       FNMA certificates     2,256,253       -         (48,541)    2,207,712
                          ------------   ---------    --------    ----------
                            12,212,547      21,779    (156,716)   12,077,610
                          ------------   ---------    --------    ----------
                          $ 12,630,338   1,295,650    (158,215)   13,767,773
                          ============   =========    ========    ==========

                                              June 30, 1996
                             ----------------------------------------------
                                           Gross        Gross     Estimated
                             Amortized   unrealized   unrealized    market
                               cost       gains         losses      value
                             ---------   ----------   ----------  ---------

    FHLMC common and
      preferred stock    $      67,791     970,709       -         1,038,500
    Mutual funds               350,000       -          (3,463)      346,537
                          ------------   ---------    --------    ----------
                               417,791     970,709      (3,463)    1,385,037
    Mortgage-backed
      securities:
       FHLMC certificates   10,680,009       -        (451,433)   10,228,576
       FNMA certificates     2,391,439       -        (128,393)    2,263,046
                          ------------   ---------    --------    ----------
                            13,071,448       -        (579,826)   12,491,622
                          ------------   ---------    --------    ----------

                         $  13,489,239     970,709    (583,289)   13,876,659
                          ============   =========    ========    ==========

    There were no sales of investment securities available-for-sale during the six months ended December 31, 1996 and years ended June 30, 1996 and 1995.

                                                               (Continued)
                                         56

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Maturities of securities available-for-sale by contractual maturity at December 31, 1996 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayments of principal.

                                                                Estimated
                                                   Amortized     market
                                                     cost        value
                                                   ---------    ---------

       Due after one year through five years    $  8,645,849    8,529,674
       Due after five years through ten years      1,986,830    2,004,702
       Due after ten years                         1,579,868    1,543,234
                                                  12,212,547   12,077,610
       Equity securities                             417,791    1,690,163
                                                ------------   ----------
                                                $ 12,630,338   13,767,773
                                                ============   ==========

(4)  Investment and Mortgage-Backed Securities Held-to-Maturity

     The amortized cost, unrealized gains and losses, and estimated market values of investment and mortgage-backed securities held-to-maturity are summarized as follows:

                                           December 31, 1996
                             ----------------------------------------------
                                           Gross        Gross     Estimated
                             Amortized   unrealized   unrealized    market
                               cost       gains         losses      value
                             ---------   ----------   ----------  ---------

     United States Govern-
      ment and agency
      obligations           $ 2,698,550      4,850      (24,606)   2,678,794
     Other                          200      -            -              200
                           ------------    -------     --------   ----------
                              2,698,750      4,850      (24,606)   2,678,994
     Mortgage-backed
      securities:
       FHLMC certificates    10,475,150    139,724      (27,258)  10,587,616
       FNMA certificates      8,446,004     96,052      (23,783)   8,518,273
       GNMA certificates      2,702,424     61,496         (259)   2,763,661
       REMIC certificates     1,865,493     27,090      (55,600)   1,836,983
                           ------------    -------     --------   ----------
                             23,489,071    324,362     (106,900)  23,706,533
                           ------------    -------     --------   ----------

                           $ 26,187,821    329,212     (131,506)  26,385,527
                           ============    =======     ========   ==========


                                                               (Continued)
                                         57

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                June 30, 1996
                             ----------------------------------------------
                                           Gross        Gross     Estimated
                             Amortized   unrealized   unrealized    market
                               cost       gains         losses      value
                             ---------   ----------   ----------  ---------

     United States Govern-
      ment and agency
      obligations          $  2,498,800      -          (94,050)   2,404,750
     Other                          200      -            -              200
                           ------------    -------     --------   ----------
                              2,499,000      -          (94,050)   2,404,950
     Mortgage-backed
      securities:
       FHLMC certificates    13,029,147     77,388     (148,094)  12,958,441
       FNMA certificates      6,821,387     16,623      (66,395)   6,771,615
       GNMA certificates        980,504     34,996        -        1,015,500
       REMIC certificates     1,865,493     15,319      (26,200)   1,854,612
                           ------------    -------     --------   ----------
                             22,696,531    144,326     (240,689)  22,600,168
                           ------------    -------     --------   ----------

                           $ 25,195,531    144,326     (334,739)  25,005,118
                           ============    =======     ========   ==========

     The REMICs consist of two certificates which are backed by the FNMA and the FHLMC.

     Maturities of securities held-to-maturity by contractual maturity at December 31, 1996 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayments of principal.

                                                                Estimated
                                                   Amortized     market
                                                     cost        value
                                                   ---------    ---------

       Due within one year                      $    360,992      362,873
       Due after one year through five years       6,924,076    6,984,146
       Due after five years through ten years      4,807,239    4,908,255
       Due after ten years                        14,095,514   14,130,253
                                                ------------   ----------
                                                $ 26,187,821   26,385,527
                                                ============   ==========

     There were no sales of investment securities held-to-maturity during the six months ended December 31, 1996 and the years ended June 30, 1996 or 1995.

     The Association has not entered into any interest rate swaps, options or future contracts. Included in U.S. Government agency obligations are investments in structured notes which have contractual step-up interest rates which have an amortized cost of $750,000 and $750,000 and a market value of $733,600 and $697,850 at December 31, 1996 and June 30, 1996,
     respectively. All of the U.S. Government and agency obligations at December 31, 1996 and June 30, 1996 have call features.

                                                               (Continued)
                                         58

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(5)  Loans Receivable

     Loans receivable are summarized as follows:

                                               December 31,     June 30,
                                                   1996           1996
                                              -------------   ----------
       First mortgage loans:
          One to four family                  $ 35,287,132    35,201,819
          Multi-family                          2,241,000      2,333,000
          Commercial real estate                1,118,000      1,182,000
       Construction loans                       2,238,000      1,380,000
       Loans to depositors, secured by savings    629,115        900,771
       Other consumer loans                     2,321,511      2,112,269
                                             ------------     ----------
                                               43,834,758     43,109,859
       Less:
          Unearned discounts                       (4,138)        (5,174)
          Undisbursed portion of mortgage
            loans                              (1,657,105)      (770,190)
          Allowance for loan losses              (200,000)      (200,000)
          Net deferred loan origination fees     (269,925)      (252,197)
                                             ------------     ----------
                                             $ 41,703,590     41,882,298
                                             ============     ==========

     Loans receivable include approximately $4,200,000 and $4,440,000 in adjustable rate mortgages at December 31, 1996 and June 30, 1996, respectively.

     Real estate loans serviced for others totaled approximately $105,000 and $110,000 at December 31, 1996 and June 30, 1996, respectively.

     A summary of activity in the allowance for loan losses follows:

                                Six Months Ended    Years Ended June 30,
                                                    --------------------
                                December 31, 1996     1996       1995
                                -----------------   --------   --------

       Balance at beginning of
         period                    $ 200,000         145,000    145,000
       Provision charged to
         expense                       -              55,000      -
                                   ---------         -------    -------
       Balance at end of period    $ 200,000         200,000    145,000
                                   =========         =======    =======

(6)  Accrued Interest Receivable

     Accrued interest receivable is summarized as follows:

                                                  December 31,  June 30,
                                                     1996         1996
                                                  ------------  --------

       Loans receivable                          $   205,857     211,440
       Mortgage-backed securities                     83,138      83,685
       Investment securities and interest-
         bearing deposits                             41,932      32,869
                                                 -----------     -------
                                                 $   330,927     327,994
                                                 ===========     =======

                                                               (Continued)
                                         59

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7) Premises and Equipment

    Premises and equipment is summarized as follows:

                                               December 31,     June 30,
                                                   1996           1996
                                               ------------    ----------

       Buildings and leasehold improvements   $ 2,164,215       2,160,134
       Land and improvements                      428,784         424,182
       Furniture, fixtures and equipment          923,413         891,884
                                              -----------     -----------
                                                3,516,412       3,476,200
       Accumulated depreciation               (2,239,594)      (2,138,469)
                                              -----------     -----------
                                              $ 1,276,818       1,337,731
                                              ===========     ===========

     The Company is a party to a long-term lease agreement with an officer and related individuals (lessor) for land on which the Livingston, Montana main office is built. The lease expires in March 1997 at which time all improvements made by the Company revert to the lessor. At December 31, 1996, these improvements had an amortized cost basis of approximately $16,000. The Company has negotiated with the lessor to purchase the building. If the Company determines not to purchase the building, it will negotiate to enter into a lease with the lessor for rental of the building prior to the expiration of the current lease term. Total lease expense under this agreement was $5,028 for the six months ended December
31, 1996 and $10,056 for the years ended June 30, 1996 and 1995.

(8)  Deposits

     Deposits are summarized as follows:

                      Weighted
                   average rate at     December 31, 1996     June 30, 1996
                                       -----------------    ----------------
                  December 31, 1996    Amount       %       Amount        %
                  -----------------    ------       -       ------        -
      Passbook
       accounts         3.25%       $ 14,521,391   21.5%  $ 14,948,530   21.8%
      NOW accounts      2.71%         14,629,406   21.6     13,624,016   19.9
                                    ------------  -----   ------------  -----
                                      29,150,797   43.1     28,572,546   41.7
                                    ------------  -----   ------------  -----
      Certificates
       of deposit:   3.01 to 4.00        204,962     .3          --        --
                     4.01 to 5.00      7,285,980   10.7      4,626,075    6.8
                     5.01 to 6.00     25,318,501   37.4     26,196,709   38.2
                     6.01 to 7.00      3,997,839    5.9      6,764,071    9.9
                     7.01 to 8.00      1,619,598    2.4      2,156,573    3.1
                     8.01 to 9.00        120,189     .2        231,828     .3
                                    ------------  -----   ------------  -----
        Total certificates
         of deposit                   38,547,069   56.9     39,975,256   58.3
                                    ------------  -----   ------------  -----
                                    $ 67,697,866  100.0%  $ 68,547,802  100.0%
                                    ============  =====   ============  =====

     Scheduled maturities of certificates of deposit at December 31, 1996 are as follows:

       Due within one year                    $ 27,272,927
       Due within two to three years             8,577,760
       Due within four to five years             1,980,288
       Thereafter                                  716,094
                                              ------------
                                              $ 38,547,069
                                              ============


                                                                  (Continued)

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Certificates of deposit of $100,000 or more are approximately $2,871,000 and $3,334,000 at December 31, 1996 and June 30, 1996, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

     Accrued interest payable on deposits (included in accrued expenses and other liabilities) was approximately $98,500 and $107,000 at December 31, 1996 and June 30, 1996, respectively.

     Cash payments for interest on deposits for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995 totaled approximately $1,600,000, $3,300,000 and $2,700,000, respectively.

     Interest-bearing deposits with a carrying value of $100,000 were pledged to secure public deposits at June 30, 1996. No amounts were pledged at December 31, 1996.

(9)  Advances from Federal Home Loan Bank

     Advances from Federal Home Loan Bank are summarized as follows:

                                           December 31, 1996  June 30, 1996
                                           -----------------  -------------

       5.27% advance, paid September 1996       $    --           250,000
       6.02% advance, paid July 1996                 --           750,000
       5.82% advance, paid July 1996                 --           500,000
                                                ---------       ---------
                                                $    --         1,500,000
                                                =========       =========

     Cash payments for interest on advances for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 were approximately $6,600, $95,000 and $145,000, respectively.

(10) Income Taxes

     Income tax expense for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995 is summarized as follows:

                                        Federal      State       Total
                                        -------      -----       -----
    December 31, 1996:
       Current                        $ 89,108      22,529     111,637
       Deferred                       (41,316)     (8,799)     (50,115)
                                      ---------    -------     -------

                                      $ 47,792      13,730      61,522
                                      =========    =======     =======
    June 30, 1996:
       Current                        $ 290,714     60,759     351,473
       Deferred                          41,212      6,795      48,007
                                      ---------    -------     -------

                                      $ 331,926     67,554     399,480
                                      =========    =======     =======
    June 30, 1995:
       Current                        $ 485,284    103,821     589,105
       Deferred                            (400)       (82)       (482)
                                      ---------    -------     -------
                                      $ 484,884    103,739     588,623
                                      =========    =======     =======

                                                                  (Continued)

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Actual income tax expense for the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 differs from "expected" income tax expense (computed by applying the United States Federal corporate income tax rate of 34% to income before income taxes) as follows:

                               Six Months Ended     Years Ended June 30,
                                                    --------------------
                               December 31, 1996      1996        1995
                               -----------------    --------    --------

       Computed "expected" tax
        expense                     $ 69,157       350,593       523,791
       Increase (decrease)
        resulting from:
          State taxes, net of
           Federal income tax
            benefit                    9,062        48,887        68,632
          Other                      (16,697)          --         (3,800)
                                     -------       -------       -------
                                    $ 61,522       399,480       588,623
                                    ========       =======       =======

      Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The types of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                               December 31,     June 30,
                                                   1996           1996
                                               -----------      --------
       Deferred tax assets:
          Loans:
            Allowance for loan losses           $   76,910       76,910
            Loan origination fees deferred
             for financial reporting
             purposes                              105,391       96,982
          Premises and equipment,
           principally due to differences
           in depreciation                          10,834        7,691
          Deferred compensation accrual             38,995       34,998
          Other, net                                18,276           --
                  Gross deferred tax assets        250,406      216,581

       Deferred tax liabilities:
          Stock in Federal Home Loan Bank of
           Seattle, principally due to
            dividends not recognized for
            tax purposes                          (293,950)    (276,453)
          Prepaid insurance premium                 (5,852)     (30,379)
          Unrealized gains on securities
           available-for-sale                     (384,977)    (131,723)
          Other, net                                    --       (9,260)
                  Gross deferred tax liabilities  (684,779)    (447,815)
                                                ----------     --------

                  Net deferred tax liability    $ (434,373)    (231,234)
                                                ==========     ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the

                                                                  (Continued)
                                         62

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     periods which the deferred tax assets are deductible, at December 31, 1996 and June 30, 1996, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

     For taxable years beginning prior to January 1, 1996, savings institutions such as Empire were allowed, if certain conditions were met, a special bad debt deduction for income tax purposes based on a percentage of taxable income before such deduction. As a result of recently enacted federal legislation, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations with assets less than $500 million are required to compute their deduction, based on actual loss experience over a specified period of years. This legislation also requires savings associations to recapture into taxable income over a six-year period their post-1987 additions to their bad debt tax reserves. At December 31, 1996, Empire's post-1987 tax bad debt reserves were approximately $1,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement which Empire anticipates will be met.

     Retained earnings at December 31, 1996 includes approximately $3,320,000 for which no provision for Federal income tax has been made. This amount represents the base year tax bad debt reserve at December 31, 1986. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this Federal bad debt reserve into taxable income.

     Cash paid for income taxes for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995 totaled approximately $86,000, $462,000 and $511,000, respectively.

(11) Employee Benefit Plans

     Retirement Plan. The Company participates in a noncontributory multi-employer trustee defined benefit pension plan. To be eligible to participate, employees must be at least 21 years of age and have completed one year of service. Actuarially determined pension costs are funded as required by the trustee. Information related to the Company's portion of the actuarial present value of benefits is not available. Consulting actuaries to the plan have indicated that the plan reached the ERISA full funding limitation during 1996. Contributions to the plan were $2,000, $108,000 and $101,000 for the six months ended December 31, 1996 and years ended June 30, 1996 and 1995, respectively.

                                                                  (Continued)

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Employee Stock Ownership Plan .  As part of the conversion discussed in note 1(b), an ESOP was established for all employees that are age 21 or older and have completed 1,000 hours of service during a 12-month period with the Company. The ESOP borrowed $2,073,680 from the Company and used the funds to purchase 207,368 shares of the common stock of the Company issued in the offering. The loan is intended to be repaid principally from the Company's distributions to the ESOP over a period of ten years. At December 31, 1996, the loan had an outstanding balance of $2,073,680 and an interest rate of 8.25%. The loan obligation of the ESOP is considered unearned compensation and, as such, is recorded as a reduction of the Company's stockholders' equity. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits will vest upon the completion of five years of service. Forfeitures are reallocated to remaining plan participants and may reduce the Company's contributions. Benefits may be payable upon retirement, death, disability, or separation from service. Compensation expense is recognized to the extent of the fair value of shares committed to be released in any plan year. The Company did not record compensation expense under the ESOP in 1996.

     Employment Contracts. In conjunction with the conversion, the Company entered into three-year employment contracts with two senior officers that provide severance up to three times average annual compensation following a change in control of the Company.

     Option Plan Within one year of the conversion, the Company intends to adopt an option plan for the issuance of up to 259,210 shares of common stock through option grants to employees, officers and directors of the Company. The options would vest over a five year period following the date of the grant of the option. The plan is subject to approval by the Board of Directors and stockholders.

     Management Recognition Plan. Also within one year of the conversion, the Company intends to adopt a management recognition plan which would grant up to 103,684 of common shares to employees, officers and directors of the Company. The shares granted would vest over a five year period following the date of grant. The plan is subject to approval by the Board of Directors and stockholders.

(12) Regulatory Capital

     Empire is required to meet three capital requirements: a tangible capital requirement equal to not less than 1.5% of tangible assets (as defined in the regulations); a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3.0% of tangible assets; and a risk-based capital requirement equal to at least 8.0% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. Empire's total risk-weighted assets at December 31, 1996 were $38,313,000.

                                                                  (Continued)
                                         64

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Generally accepted accounting principles (GAAP) capital of Empire, adjusted to reflect the effect of the conversion, differs from tangible, core, and risk-based capital as a result of the following:

        Capital as reported in Empire's Thrift
         Financial Report                            $ 16,537,000
        Stock issued in Conversion                      9,501,000
        Other                                             (22,000)
                                                     ------------
           Capital measured by GAAP                    26,016,000

        Non-includable assets of Dime                    (376,000)
        Unrealized gains on certain available-
         for-sale securities                             (752,000)
                                                     ------------
           Tangible and core capital                   24,888,000

        Allowance for loan losses                         200,000
        Assets required to be deducted                    (22,000)
                                                     ------------
           Risk-based capital                        $ 25,066,000
                                                     ============
      The following table demonstrates, in dollars and percents, the extent to which Empire exceeds the minimum capital requirements as of December 31, 1996:

                                           Regulatory Capital
                                 ------------------------------------
                                     Actual    Requirement   Excess
                                     ------    -----------   ------
       Tangible capital:
          Dollar amount          $ 24,888,000  1,718,000   23,170,000
          Percent of tangible
           assets                        21.7%       1.5%        20.2%
       Core capital:
          Dollar amount          $ 24,888,000  3,437,000   21,451,000
          Percent of adjusted
           tangible assets               21.7%       3.0%        18.7%
       Risk-based capital:
          Dollar amount          $ 25,066,000  3,065,000   22,001,000
          Percent of risk-
           weighted assets               65.4%       8.0%        57.4%

     Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the Office of Thrift Supervision, restrictions on growth and other limitations on a savings bank's operations.

     Savings banks that meet or exceed their capital requirements may make capital distributions during any one year up to 100% of its year-to-date net income plus one-half of its surplus capital ratio at the beginning of the calendar year. In addition, Empire may not pay dividends if those dividends would reduce equity capital below the liquidation account amount [see note 1(b)].

(13) Noncash Investing Activities

     The Company recorded an increase in unrealized gain on investment securities available-for-sale of $750,015, net of deferred taxes of $253,254, for the six months ended December 31, 1996.

     The Company recorded a decrease in unrealized gain on investment securities available-for-sale of $386,723, net of deferred taxes of $131,486, for the year ended June 30, 1996.

     The Company recorded an increase in unrealized gain on investment securities available-for-sale of $111,129, net of deferred taxes of $37,784, for the year ended June 30, 1995.
                                                                  (Continued)
                                         65
PAGE

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(14) Financial Instruments With Off-Balance-Sheet Risk

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments outstanding at December 31, 1996 whose contract amounts represent credit risk are fixed-rate commitments to extend credit totaling approximately $80,000 with interest rates of 7.5%. These commitments generally contain a termination date of 30 days from date the commitment is approved.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained by the Company upon extension of credit, if deemed necessary, is based on management's evaluation of the counter-party. Collateral held varies but may include personal property, residential real property and income-producing commercial properties.

(15) Financial Instruments With Concentration of Credit Risk

     At December 31, 1996, approximately $1,700,000 of the Company's loans receivable are secured by real property located outside of the Company's trade area of three counties in south central Montana. Of this amount, approximately $1,000,000 are secured by properties located in Southern California.

(16) Fair Value of Financial Instruments

     The Company is required to disclose the fair value for financial instruments, whether recognized or not recognized on the statement of financial condition. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.

     Quoted market prices are used for fair value when available, but do not exist for some of the Company's financial instruments, primarily loans and time deposits. The fair value of these instruments has been derived from the Office of Thrift Supervision Net Portfolio Value Model (OTS Model). The OTS Model primarily employs the static discounted cash flow method which estimates the fair value of loans and time deposits by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the OTS Model makes assumptions about the size and timing of expected cash flows and appropriate discount rates. Different assumptions could materially change these instruments' estimated values.

                                                                   (Continued)

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     The following assumptions and methods were used by the Company in estimating fair value:

       Financial Assets. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and interest-bearing deposits approximates market value. For all investment and mortgage-backed securities, the fair value is based upon quoted market prices. The fair value of loans receivable was obtained from the OTS Model. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the short-term. The fair value of FHLB stock approximates redemption value.

       Financial Liabilities. The fair value of NOW and demand accounts and non-term savings deposits approximates book values as these deposits are payable on demand. The fair value of time deposits was obtained from the OTS Model.

       Off-Balance Sheet. Commitments made to extend credit represent commitments for loan originations, the majority of which are contracted for immediate sale and therefore no fair value adjustment is necessary.

       Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding comparable market interest rates, future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax effect of the difference between the fair value and carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates presented herein.


                             December 31, 1996          June 30, 1996
                        ------------------------- -------------- ----------
                        Carrying Value Fair Value Carrying Value Fair Value
                        -------------- ---------- -------------- ----------

   Financial Assets:
    Cash and cash
      equivalents         $ 1,165,164   1,165,164    1,160,760    1,160,760
    Interest-bearing
      deposits             29,824,391  29,824,391    1,337,948    1,337,948
    Investment and
      mortgage-backed
      securities
      available-for-
      sale                 13,767,773  13,767,773   13,876,659   13,876,659
    Investment and
      mortgage-backed
      securities held-
      to-maturity          26,187,821  26,385,527   25,195,531   25,005,118
    Loans receivable, net  41,703,590  42,035,000   41,882,298   42,318,000
    Stock in Federal Home
      Loan Bank of Seattle  1,168,800   1,168,800    1,123,300    1,123,300
    Accrued interest
      receivable              330,927     330,927      327,994      327,994

                                                               (Continued)

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                             December 31, 1996          June 30, 1996
                        ------------------------- -------------- ----------
                        Carrying Value Fair Value Carrying Value Fair Value
                        -------------- ---------- -------------- ----------
   Financial
    Liabilities:
     Deposits            $ 67,697,866  67,728,000   68,547,802   68,463,000
     Advances from FHLB         -           -        1,500,000    1,500,000

   Off-Balance Sheet:
    Commitments to ex-
     tend credit
     (notional amount)         80,000      80,000      304,000      304,000

(17) Holding Company Information (Condensed)

     The summarized financial information for Empire Federal Bancorp, Inc. is presented below.

     Condensed Balance Sheet:
                                                        December 31,
                    Assets                                   1996
                    ------                              -----------
       Cash                                             $ 7,884,812
       Loan to Empire                                    13,200,000
       Investment in Empire                              26,016,040
       Other assets                                          36,000
                                                        -----------

            Total assets                                $47,136,852
                                                        ===========
     Liabilities and Stockholders' Equity
     ------------------------------------

       Stock over subscription                          $ 6,987,070
       Accrued offering costs                               504,145
       Other liabilities                                     36,000
                                                        -----------
            Total liabilities                             7,527,215
                                                        -----------
       Stockholders' equity:
          Common stock                                       25,921
          Additional paid-in capital                     25,142,356
          Retained earnings                              15,762,582
          Unearned ESOP compensation                     (2,073,680)
          Unrealized gain on securities available-
            for-sale                                        752,458
                                                        -----------
            Total stockholders' equity                   39,609,637
                                                        -----------

            Total liabilities and stockholders' equity  $47,136,852
                                                        ===========
                                                                   (Continued)

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    Condensed Statement of Cash Flows:
                                                      Six Months Ended
                                                      December 31, 1996
                                                      -----------------
       Cash flows from investing activities:
          Loan to Empire                                $ (13,200,000)
          Investment in Empire common stock                (9,501,000)
                                                        -------------

                   Net cash used in investing
                     activities                           (22,701,000)
                                                        -------------

       Cash flows from financing activities:
          Sale of common stock, net of offering costs      23,094,597
          Proceeds from stock over subscription             6,987,070
          Increase in accrued offering costs                  504,145
                                                        -------------

                   Net cash provided by financing
                     activities                            30,585,812
                                                        -------------
        Net increase in cash from inception
           to December 31, 1996                         $   7,884,812
                                                        =============

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure
---------------------------------------------------------

     No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                                       PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------

     The Board of Directors of the Corporation is presently composed of seven members who are elected for terms of three years, approximately one third of whom are elected annually in accordance with the Bylaws of the Corporation. The executive officers of the Corporation are elected annually by the Board of Directors and serve at the Board's discretion. The following tables set forth information with respect to the Directors and executive officers of the Corporation and Savings Bank.

     Directors of the Corporation and the Savings Bank

                                    Age at                       Current
                                 December 31,     Director        Term
         Name                        1996         Since(1)       Expires
         ----                    ------------     --------       -------

         Beverly D. Harris            63            1971           1998
         Walter J. Peterson, Jr.      73            1964           1997
         Ernest A. Sandberg           60            1971           1999
         John R. Boe                  72            1979           1999
         Edwin H. Doig                65            1979           1998
         Sanroe J. Kaisler, Jr.       72            1964           1997
         Walter R. Sales              69            1977           1997

------------
(1)  Includes prior service on the Board of Directors of the Savings Bank.

               Executive Officers of the Corporation and Savings Bank

                             Age at
                           December 31,              Position
                                        ---------------------------------
          Name                1996      Corporation          Savings Bank
          -----            ------------ -----------          ------------

          Beverly D. Harris    63       President and Chief  President and
                                        Executive Officer    Chief Executive
                                                             Officer
          Ernest A. Sandberg   60       Treasurer, Chief     Executive Vice
                                        Financial Officer    President and
                                        and Secretary        Secretary


Biographical Information

     Set forth below is certain information regarding the Directors and executive officers of the Savings Bank. Unless otherwise stated, each Director and executive officer has held his or her current occupation for the last five years. There are no family relationships among or between the Directors or executive officers, except for Mrs. Harris and Mr. Sandberg who are sister- and brother-in-law.

     Beverly D. Harris has been employed by the Savings Bank since 1956, and has been President since 1972. She is Director and Treasurer of the Park County Chapter American Red Cross, the Livingston Community Trust, the Livingston Community Concert Association, and the Park County Friends of the Arts. Mrs. Harris also serves on the Board of Directors of the Savings Bank's service corporation, Dime Service Corporation, the Montana Power Company, and the Financial Institutions Retirement Fund ("FIRF").

     Walter J. Peterson, Jr. is Vice President and Manager of Dime Service Corporation. He is a past president of the Montana Association of Insurance Agents and a past national director. He co-organized and served as trustee of the Montana Insurance Education Foundation. Community endeavors have included serving as president of the Livingston Community Hospital Association, the Livingston Chamber of Commerce, and the Livingston Golf and Country Club; as trustee of the Livingston Elks Lodge #245 B.P.O.E., as alderman on the Livingston City Council, as chairman of the City Water Board, and as a member of the City-County Planning Board. He is an active member of the Livingston Rotary Club.

     Ernest A. Sandberg has been employed by the Savings Bank since 1969 and has been Executive Vice President and Secretary since 1979. Mr. Sandberg is a member of the Livingston Rotary Club, Chairman of two high school scholarship programs and has served on the Advisory Committee for the Livingston Block Grant Program. Mr. Sandberg also serves on the Board of Directors of the Savings Bank's service corporation, Dime Service Corporation.

     John R. Boe is retired after 39 years as a teacher and Vice Principal of the local junior high school in Big Timber. He has been a director of the Savings Bank for 18 years. Mr. Boe is a member of the Board of Directors of the Pioneer Medical Center. Mr. Boe is also a member of the American Legion and the Masonic Lodge/Scottish Rite.

     Edwin H. Doig is a registered pharmacist and has been employed by Pamida Pharmacy, a retail drugstore, since 1995. From 1972 to 1995, Mr. Doig was the owner and manager of Livingston Drug. He is past president of the Montana State Pharmacy Association, and a member of the American Legion, the Masonic Lodge, the Elks Lodge, and the Livingston Golf and Country Club.

     Sanroe J. Kaisler, Jr., a retired insurance broker, was the partner and majority stockholder of Waite & Company, an insurance company. He is a volunteer for the American Red Cross, the American Lung Association and the Diabetes Association.

     Walter R. Sales is a retired rancher who served 10 years in the Montana legislature. He has been a director of the Savings Bank for 20 years.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act, requires the Corporation's executive officers and directors, and persons who own more than 10% of any registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms it has received and written representations provided to the Corporation by the above referenced persons, the Corporation believes that all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with since the date of completion of the Corporation's initial stock offering (January 23, 1997).

Item 10.  Executive Compensation
--------------------------------

     Summary Compensation Table. The following information is furnished for Mrs. Harris and Mr. Sandberg for the year ended December 31, 1996. No other executive officer of the Corporation received salary and bonus in excess of $100,000 during the year ended December 31, 1996.

                       Summary Compensation Table(1)

                                                Annual Compensation
                                         -------------------------------------
Name and                                                       Other Annual
Position                         Year    Salary($)   Bonus($)  Compensation($)
--------                         ----    --------    --------  ---------------

Beverly D. Harris                1996    $104,580    $19,028      $12,000
 President and Chief Executive
 Officer of the Corporation and
 the Savings Bank

Ernest A. Sandberg                1996   $ 95,760    $17,429      $12,000
 Treasurer, Chief Financial
 Officer and Secretary of the
 Corporation and Executive Vice
 President and Secretary of the
 Savings Bank

----------------
(1) Compensation information for the fiscal year ended December 31, 1995 and 1994 has been omitted as the Corporation was not a public company, nor a subsidiary thereof, at such time. Excludes certain additional benefits, the aggregate amounts of which do not exceed 10% of total salary and bonus.

     Employment Agreements. Effective January 23, 1997, the Corporation and the Savings Bank (collectively, the "Employers") entered into three year employment agreements with Mrs. Harris and Mr. Sandberg. The agreements provide for an initial salary level for Mrs. Harris and Mr. Sandberg of $106,680 and $97,680, respectively, which amounts are paid by the Savings Bank and may be increased at the discretion of the Board of Directors or an authorized committee of the Board. In determining salary levels for Mrs. Harris and Mr. Sandberg, the Board will consider compensation levels for similarly situated executives at comparable institutions, the financial performance of the Savings Bank, as well as their individual performance. On each anniversary of the commencement date of the agreements, the term of the agreements may be extended for an additional year. The agreements are terminable by the Employers at any time or upon the occurrence of certain events specified by federal regulations.

     The employment agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Employers. Severance payments also are provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, Mrs. Harris and Mr. Sandberg are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The term "change in control" is defined in the agreements as having occurred when, among other things, (a) a person other than the Corporation purchases shares of Common Stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities, (c) the membership of the Board of Directors changes as the result of a contested election, or (d) shareholders of the Corporation approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's assets, or a plan of partial or complete liquidation.

     The severance payments from the Employers will equal 2.99 times each executive's average annual compensation during the five-year period preceding the change in control. Such amount will be paid in a lump sum within 10 business days following the termination of employment. Assuming that a change in control had occurred at December 31, 1996, Mrs. Harris and Mr. Sandberg would be entitled to severance payments of approximately $334,000 and $306,000, respectively. Section 280G of the Code states that severance payments that equal or exceed three times the base compensation of the individual are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of such excess payments, and the Employers would not be entitled to deduct the amount of such excess payments.

     The agreements restrict each executive's right to compete against the Employers for a period of one year from the date of termination of the agreement if Mrs. Harris and Mr. Sandberg involuntarily terminate employment, except in the event of a change in control.

Compensation Committee Interlocks and Insider Participation.

     Mrs. Harris, President and Chief Executive Officer of the Corporation, serves as a member of the Compensation Committee. Although the Chief Executive Officer recommends compensation to be paid to executive officers, the entire Board of Directors of the Savings Bank reviews such recommendations and sets the compensation for Mrs. Harris.

Directors' Compensation

     Directors received a fee of $500 per month and a fee of $500 for attendance at regular Board meetings during the year ended December 31, 1996. Effective January 1, 1997, directors receive a retainer of $500 per month and a fee of $250 for attendance at regular Board meetings of the Savings Bank and a fee of $250 per month, payable quarterly, by the Corporation. In addition, Directors residing in Bozeman and Big Timber received $20 per meeting for travel expenses. No additional fees are paid to Directors for committee meetings. Directors' fees totalled $85,000 for the year ended December 31, 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------

     Persons and groups who beneficially own in excess of 5% of the Corporation's Common Stock are required to file certain reports disclosing such ownership pursuant to the Exchange Act. Based on such reports, the following table sets forth, as of March 4, 1997, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of Common Stock at March 4, 1997. The following table also sets forth, as of March 4, 1997, information as to the shares of Common Stock beneficially owned by each director, by the named executive officers of the Corporation, and by all executive officers and directors of the Corporation as a group.

                         Number of Shares            Percent of Shares
Name                   Beneficially Owned (1)           Outstanding
----                   ----------------------        -----------------
Beneficial Owners of
 More Than 5%

Empire Federal Savings
  Bank Employee               207,368
  Stock Ownership Plan Trust                               8.00%


Directors

Walter J. Peterson, Jr.        15,600                      *
John R. Boe                     4,000                      *
Edwin H. Doig                  10,000                      *
Sanroe J. Kaisler, Jr.          5,000                      *
Walter R. Sales                10,000                      *

Named Executive Officers(2)

Beverly D. Harris              22,506                      0.87%
Ernest A. Sandberg             12,500                      *

All Executive Officers and                                 *
 Directors as a Group (7 persons)
_______________
*    Less than 1 percent of shares outstanding.
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has voting or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.
(2) Under SEC regulation, the term "named executive officer" is defined to include the chief executive officer, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Mrs. Beverly D. Harris and Mr. Ernest A. Sandberg were the Corporation's only "named executive officers" for the year ended December 31, 1997. Mrs. Harris and Mr.
     Sandberg also are directors of the Corporation.

(c)  Changes in Control

         The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Applicable law and regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features, and the Savings Bank has adopted a policy to this effect. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such director or executive officer and his or her related interests are in excess of the greater of $25,000, or 5% of the Savings Bank's capital and surplus (up to a maximum of $500,000), must be approved in advance by a majority of the disinterested members of the Board of Directors. See "REGULATION -- Federal Regulation of Savings Banks -- Transactions with Affiliates" contained in Item 1 of this Report. The aggregate amount of loans by the Savings Bank to its executive officers and directors was $21,000 at December 31, 1996.

     Mr. Joseph T. Swindlehurst, General Counsel to the Savings Bank, is a partner with the law firm of Huppert & Swindlehurst, P.C. Mr. Swindlehurst also is the brother of Beverly D. Harris, President of the Savings Bank, and the brother-in-law of Ernest A. Sandberg, Executive Vice President and Secretary of the Savings Bank. As general counsel to the Savings Bank during the year ended December 31, 1996, Huppert & Swindlehurst, P.C. was paid $11,719 in fees and expense reimbursement, which amount did not exceed 5% of the law firm's annual gross revenues. The fees proposed or estimated to be paid to Huppert & Swindlehurst, P.C. for the year ending December 31, 1997 are $13,000, which amount is not expected to exceed 5% of the law firm's annual gross revenues.

     The Savings Bank's main office is owned by Mr. Swindlehurst, Mrs. Harris and their sister, Mrs. Jean E. Sandberg, who is the wife of Mr. Sandberg, and is leased by the Savings Bank through March 1997. The Savings Bank has negotiated the purchase of the building, which has been approved by the OTS. See Item 1. of this Report. During the year ended December 31, 1996, the owners received $10,056 in rental income from the Savings Bank.

Item 13.  Exhibits, List Reports on Form 8-K
--------------------------------------------

        (a)       Exhibits

        3.1       Certificate of Incorporation of Empire Federal Bancorp,
                  Inc.(1)
        3.2       Bylaws of Empire Federal Bancorp, Inc.(1)
        10.1      Employment Agreement with Beverly D. Harris
        10.2      Employment Agreement with Ernest A. Sandberg
        10.3      Employee Stock Ownership Plan(1)
          21      Subsidiaries of the Registrant
          27      Financial Data Schedule
_________________
(1) Incorporated by reference to the Corporation's Registration Statement on Form SB-2, File No. 333-12653.

        (b)       Report on Form 8-K

                  No Forms 8-K were filed during the quarter ended December 31, 1996.

                                                      SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EMPIRE FEDERAL BANCORP, INC.

Date:  March 28, 1997                By: /s/ Beverly D. Harris
                                         -------------------------------
                                         Beverly D. Harris
                                         President and Chief
                                         Executive Officer
                                        (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Beverly D. Harris                                March 28, 1997
    ----------------------------
    Beverly D. Harris
    President and Chief Executive Officer
     (Principal Executive Officer)

By: /s/ Ernest A. Sandberg                               March 28, 1997
    ----------------------------
    Ernest A. Sandberg
    (Principal Financial and Accounting Officer)

By: /s/ Walter J. Peterson, Jr.                          March 28, 1997
    Walter J. Peterson, Jr.
    Chairman of the Board

By:/s/ John R. Boe                                       March 28, 1997
    ----------------------------
    John R. Boe
    Director

By: /s/ Edwin H. Doig                                    March 28, 1997
    ----------------------------
    Edwin H. Doig
    Director

By: /s/ Sanroe J. Kaisler                                March 28, 1997
    ----------------------------
    Robert R. Brown II
    Director

By:/s/ Walter R. Sales                                   March 28, 1997
    ----------------------------
    Walter R. Sales
    Director

                                 Exhibit 10.1

                  Employment Agreement with Beverly D. Harris

                              Employment Agreement


     THIS AGREEMENT is made effective as of January 23, 1997, by and between EMPIRE FEDERAL SAVINGS BANK (the "Savings Bank"), EMPIRE FEDERAL BANCORP, INC., a Delaware corporation (the "Company"); and BEVERLY D. HARRIS (the "Executive").

     WHEREAS, the Savings Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

     WHEREAS, Executive is willing to serve in the employ of the Savings Bank on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of her employment hereunder, Executive agrees to serve as President and Chief Executive Officer of the Savings Bank. During said period, Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company or the Savings Bank.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Savings Bank (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Savings Bank will conduct a formal performance evaluation of Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of her employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all her business time, attention, skill, and efforts to the faithful performance of her duties hereunder including activities and services related to the organization, operation and management of the Savings Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Savings Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2.
The Savings Bank shall pay Executive as compensation a salary of $106,680 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Savings Bank. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Savings Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Savings Bank.

     (b) The Savings Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Savings Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Savings Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Savings Bank, in which Executive is eligible to participate. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which Executive is entitled under this Agreement, except as provided under Section 5(e).

     (c) In addition to the Base Salary provided for by paragraph (a) of this Section 3, the Savings Bank shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Savings Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in
Section 8 hereof; (ii) Executive's resignation from the Savings Bank's employ, upon (A) unless consented to by Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Savings Bank, or (D) any breach of this Agreement by the Savings Bank. Upon the occurrence of any event described in clauses (A), (B),
(C) or (D), above, Executive shall have the right to elect to terminate her employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the Savings Bank shall pay Executive, or, in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Savings Bank as of the Date of Termination), to Executive for the term of the Agreement provided, however, that if the Savings Bank is not in compliance with its minimum capital requirements or if such payments would cause the Savings Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Savings Bank is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of Executive's Date of Termination), such payments and benefits shall be paid to Executive in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to her termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Savings Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Savings Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs
(c), (d) and (e) of this Section 5 upon her subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in her annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of her principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of her death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Savings Bank shall pay Executive, or in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of Executive's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to her severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Savings Bank as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, Executive shall be entitled to receive benefits due her under, or contributed by the Company or the Savings Bank on her behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Savings Bank or the Company on Executive's behalf to the extent that such benefits are not otherwise paid to Executive upon a Change in Control.
                                       3

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) Executive shall receive the amount payable under Section 5(c) as the sole benefit payable under this Section 5.

6.   TERMINATION FOR DISABILITY.

     (a) If Executive shall become disabled as defined in the Savings Bank's then current disability plan (or, if no such plan is then in effect, if Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Savings Bank may terminate Executive's employment for "Disability."

     (b) Upon Executive's termination of employment for Disability, the Savings Bank will pay Executive, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of Executive's bi-weekly rate of Base Salary on the
effective date of such termination.   These disability payments shall commence
on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Savings Bank in the same capacity as she was employed prior to her termination for Disability and pursuant to an employment agreement between Executive and the Savings Bank; (ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of sixty-five (65); or (iv) Executive's death; or
(v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to Executive under any plan of the Savings Bank providing disability benefits to Executive.

     (c) The Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to her termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Savings Bank, in the same capacity as she was employed prior to her termination for Disability and pursuant to an employment agreement between Executive and the Savings Bank; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of sixty-five (65); (iv) Executive's death; or
(v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing her duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

     Termination by the Savings Bank of Executive based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with Executive's consent with respect to her. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Savings Bank or the Company and other plans to which Executive is a party. Upon the death of Executive during the term of this Agreement, the Savings Bank shall pay to Executive's estate the compensation due to Executive through the last day of the calendar month in which her death occurred.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Savings Bank or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to her a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for her, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Savings Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.   REQUIRED PROVISIONS.

     (a) The Savings Bank may terminate Executive's employment at any time, but any termination by the Savings Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Savings Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the Savings Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Savings Bank): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the Savings Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that she shall not have returned to the performance of her duties on a full-time basis during such thirty (30) day period), and (B) if her employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Savings Bank will continue to pay Executive her full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue her as a participant in all compensation, benefit and insurance plans in which she was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Savings Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Savings Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Savings Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Savings Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Savings Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of her employment pursuant to
Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Savings Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Savings Bank and/or the Company from pursuing any other remedies available to the Savings Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Savings Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Savings Bank. Executive will not, during or after the term of her employment, disclose any knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Savings Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Savings Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Savings Bank from pursuing any other remedies available to the Savings Bank for such breach or threatened breach, including the recovery of damages from Executive.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Savings Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Savings Bank, such amounts and benefits shall be paid or provided by the Company.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Savings Bank or any predecessor of the Savings Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to her without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Savings Bank, the Company and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of Montana, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Savings Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of her right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Savings Bank, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The Savings Bank shall provide Executive (including her heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and her heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by her in connection with or arising out of any action, suit or proceeding in which she may be involved by reason of her having been a director or officer of the Savings Bank (whether or not she continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE SAVINGS BANK OR THE COMPANY.

     The Savings Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank or the Company, expressly and unconditionally to assume and agree to perform the Savings Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Savings Bank or the Company would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the Savings Bank and the Company hereto have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 23rd day of March, 1997.



ATTEST:                            EMPIRE FEDERAL SAVINGS BANK



/s/Joan E. Shipley                 BY:/s/W. J. Peterson, Jr.
-------------------------------       --------------------------------------
Joan E. Shipley                       W. J. Peterson, Jr.
          [SEAL]                      Chairman


ATTEST:                            EMPIRE FEDERAL BANCORP, INC.



/s/Joan E. Shipley                 BY:/s/W. J. Peterson, Jr.
-------------------------------       --------------------------------------
Joan E. Shipley                       W. J. Peterson, Jr.
          [SEAL]                      Chairman


WITNESS:

/s/Joan E. Shipley                 /s/Beverly D. Harris
_______________________________    _______________________________________
Joan E. Shipley                    Beverly D. Harris

                              Exhibit 10.2

               Employment Agreement with Ernest A. Sandberg

                          Employment Agreement


     THIS AGREEMENT is made effective as of January 23, 1997, by and between EMPIRE FEDERAL SAVINGS BANK (the "Savings Bank"), EMPIRE FEDERAL BANCORP, INC., a Delaware corporation (the "Company"); and ERNEST A. SANDBERG (the "Executive").

     WHEREAS, the Savings Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

     WHEREAS, Executive is willing to serve in the employ of the Savings Bank on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, Executive agrees to serve as Executive Vice President of the Savings Bank. During said period, Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company or the Savings Bank.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Savings Bank (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Savings Bank will conduct a formal performance evaluation of Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Savings Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Savings Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Savings Bank shall pay Executive as compensation a salary of $97,680 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Savings Bank. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Savings Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Savings Bank.

     (b) The Savings Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Savings Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Savings Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Savings Bank, in which Executive is eligible to participate. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which Executive is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the Savings Bank shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Savings Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) Executive's resignation from the Savings Bank's employ, upon (A) unless consented to by Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Savings Bank, or (D) any breach of this Agreement by the Savings Bank. Upon the occurrence of any event described in clauses (A), (B),
(C) or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the Savings Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Savings Bank as of the Date of Termination), to Executive for the term of the Agreement provided, however, that if the Savings Bank is not in compliance with its minimum capital requirements or if such payments would cause the Savings Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Savings Bank is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of Executive's Date of Termination), such payments and benefits shall be paid to Executive in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Savings Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Savings Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Savings Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times Executive's "base amount," within the meaning of
Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of Executive's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by Executive's termination of employment, the Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Savings Bank as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Savings Bank on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Savings Bank or the Company on Executive's behalf to the extent that such benefits are not otherwise paid to Executive upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) Executive shall receive the amount payable under Section 5(c) as the sole benefit payable under this Section 5.

6.   TERMINATION FOR DISABILITY.

     (a) If Executive shall become disabled as defined in the Savings Bank's then current disability plan (or, if no such plan is then in effect, if Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Savings Bank may terminate Executive's employment for "Disability."

     (b) Upon Executive's termination of employment for Disability, the Savings Bank will pay Executive, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of Executive's bi-weekly rate of Base Salary on the
effective date of such termination.   These disability payments shall commence
on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Savings Bank in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Savings Bank; (ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of sixty-five (65); or (iv) Executive's death; or
(v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to Executive under any plan of the Savings Bank providing disability benefits to Executive.

     (c) The Savings Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Savings Bank, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Savings Bank; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of sixty-five (65); (iv) Executive's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

     Termination by the Savings Bank of Executive based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Savings Bank or the Company and other plans to which Executive is a party. Upon the death of Executive during the term of this Agreement, the Savings Bank shall pay to Executive's estate the compensation due to Executive through the last day of the calendar month in which his death occurred.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Savings Bank or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Savings Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.   REQUIRED PROVISIONS.

     (a) The Savings Bank may terminate Executive's employment at any time, but any termination by the Savings Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 8 herein.

     (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Savings Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the Savings Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Savings Bank): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the Savings Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Savings Bank will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Savings Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Savings Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Savings Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Savings Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Savings Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to
Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Savings Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Savings Bank and/or the Company from pursuing any other remedies available to the Savings Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Savings Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Savings Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Savings Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Savings Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Savings Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Savings Bank from pursuing any other remedies available to the Savings Bank for such breach or threatened breach, including the recovery of damages from Executive.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Savings Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Savings Bank, such amounts and benefits shall be paid or provided by the Company.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Savings Bank or any predecessor of the Savings Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Savings Bank, the Company and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of Montana, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Savings Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Savings Bank, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The Savings Bank shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Savings Bank (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE SAVINGS BANK OR THE COMPANY.

     The Savings Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank or the Company, expressly and unconditionally to assume and agree to perform the Savings Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Savings Bank or the Company would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the Savings Bank and the Company hereto have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 23rd day of January, 1997.



ATTEST:                            EMPIRE FEDERAL SAVINGS BANK


/s/Joan E. Shipley                 BY:/s/W. J. Peterson, Jr.
-------------------------------       --------------------------------------
Joan E. Shipley                       W. J. Peterson, Jr.
          [SEAL]                      Chairman


ATTEST:                            EMPIRE FEDERAL BANCORP, INC.



/s/Joan E. Shipley                 BY:/s/W. J. Peterson, Jr.
-------------------------------       --------------------------------------
Joan E. Shipley                       W. J. Peterson, Jr.
          [SEAL]                      Chairman



WITNESS:

/s/Joan E. Shipley                 /s/Ernest A. Sandberg
-------------------------------    -----------------------------------------
Joan E. Shipley                    Ernest A. Sandberg

                           Exhibit 21

                 Subsidiaries of the Registrant





Parent
------
Empire Federal Bancorp, Inc.

                               Percentage        Jurisdiction or
Subsidiaries (a)              of Ownership    State of Incorporation
----------------              ------------    ----------------------
Empire Federal Savings Bank      100%             United States

The Dime Service Corporation(b)  100%             Montana

___________
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in Item 7 of this Report.
(b) The Dime Service Corporation is the wholly owned subsidiary of Empire Federal Savings Bank.

                           Exhibit 27

                     Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Empire Federal Bancorp, Inc., Inc. for the six months ended December 31, 1996 and is qualified in its entirety by reference to such financial statements.

              Financial Data as of
              or for the six months
Item Number   ended December 31, 1996  Item Description
-----------   -----------------------  ----------------
9-03(1)            1,165,164           Cash and due from the Banks
9-03(2)           29,824,391           Interest-bearing deposits
9-03(3)                   --           Federal funds sold - purchased
                                        securities for resale
9-03(4)                   --           Trading account assets
9-03(6)           13,767,773           Investment and mortgage backed
                                        securities held for sale
9-03(6)           26,187,821           Investment and mortgage backed
                                        securities held to maturity - carrying
                                        value
9-03(6)           26,385,527           Investment and mortgage backed
                                        securities held to maturity - market
                                        value
9-03(7)           43,834,758           Loans
9-03(7)(2)           200,000           Allowance for losses
9-03(11)         115,873,757           Total assets
9-03(12)          67,697,866           Deposits
9-03(13)                  --           Short-term borrowings
9-03(15)           6,566,254           Other liabilities
9-03(16)                  --           Long-term debt
9-03(19)                  --           Preferred stock - mandatory redemption
9-03(20)                  --           Preferred stock - no mandatory
                                        redemption
9-03(21)              25,921           Common stocks
9-03(22)          39,583,716           Other stockholders' equity
9-03(23)         115,873,757           Total liabilities and stockholders'
                                        equity
9-04(1)            1,796,344           Interest and fees on loans
9-04(2)            1,274,189           Interest and dividends on investments
9-04(4)              159,780           Other interest income
9-04(5)            3,230,313           Total interest income
9-04(6)            1,619,167           Interest on deposits
9-04(9)            1,625,777           Total interest expense
9-04(10)           1,604,536           Net interest income
9-04(11)                  --           Provision for loan losses
9-04(13)(h)               --           Investment securities gains/(losses)
9-04(14)           1,839,904           Other expenses
9-04(15)             203,402           Income/loss before income tax
9-04(17)             203,402           Income/loss before extraordinary items
9-04(18)                  --           Extraordinary items, less tax
9-04(19)                  --           Cumulative change in accounting
                                        principles
9-04(20)             141,880           Net income or loss
9-04(21)                 N/A           Earnings per share - primary
9-04(21)                 N/A           Earnings per share - fully diluted
I.B.5                   3.72%          Net yield - interest earning assets -
                                        actual
III.C.1.(a)               --           Loans on non-accrual
III.C.1.(b)               --           Accruing loans past due 90 days or more
III.C.2.(c)               --           Troubled debt restructuring

III.C.2               73,000           Potential problem loans
IV.A.1               200,000           Allowance for loan loss - beginning of
                                        period
IV.A.2                    --           Total chargeoffs
IV.A.3                    --           Total recoveries
IV.A.4               200,000           Allowance for loan loss - end of period
IV.B.1               200,000           Loan loss allowance to allocated to
                                        domestic loans
IV.B.2                    --           Loan loss allowance to foreign loans
IV.B.3                    --           Loan loss allowance - unallocated