Form 10QSB
period 1997-03-31
EMPIRE FEDERAL BANCORP INC
filed 1997-05-14
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

              For the transition period from _________ to _________

                           Commission File No. 0-28934

                          Empire Federal Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                       81-0512374
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                123 South Main Street, Livingston, Montana 59047
                ------------------------------------------------
                    (Address of principal executive offices)

                                (406) 222-1981
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
    ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class:     Common Stock, par value $.01 per share
                    Outstanding at May 5, 1997: 2,592,100

Transitional Small Business Disclosure Format (check one):   YES ___   NO _X_

                          EMPIRE FEDERAL BANCORP, INC.

                              INDEX TO FORM 10-QSB



                                                                    Page
PART I            FINANCIAL INFORMATION                             ----
                  ---------------------
Item 1.           Financial Statements

                      Consolidated Statements of Financial
                      Condition at March 31, 1997 and
                      December 31, 1996 (unaudited)..............     1

                      Consolidated Statements of Income for
                      the Three Months Ended March 31,
                      1997 and 1996 (unaudited)..................     2

                      Consolidated Statements of Cash Flows for
                      the Three Months Ended March
                      31, 1997 and 1996 (unaudited)..............     3

                      Notes to Unaudited Interim Consolidated
                      Financial Statements.......................     4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.....................................     7


PART II           OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings..............................    10

Item 2.           Changes in Securities..........................    10

Item 3.           Defaults upon Senior Securities................    10

Item 4.           Submission of Matters to a Vote of Security
                  Holders........................................    10

Item 5.           Other Information..............................    10

Item 6.           Exhibits and Reports on Form 8-K...............    10


SIGNATURES.......................................................    11

Part I, Item 1 - Financial Statements
-------------------------------------

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      March 31, 1997 and December 31, 1996

                                     March 31,           December 31,
      Assets                            1997                  1996
      ------                        ------------         --------------
                                     (unaudited)          (unaudited)

Cash and cash equivalents          $   1,079,353           1,165,164
Interest-bearing deposits              5,906,002          29,824,391
Investment and mortgage-backed
 securities available-for-sale        30,245,851          13,767,773
Investment and mortgage-backed
 securities held-to-maturity
 (estimated market value of
 $24,677,081 at March 31, 1997
 and $26,385,527 at December
 31, 1996)                            24,658,677          26,187,821
Loans receivable, net                 42,808,072          41,703,590
Stock in Federal Home Loan Bank
 of Seattle, at cost                   1,189,600           1,168,800
Accrued interest receivable              408,272             330,927
Premises and equipment, net            1,308,770           1,276,818
Prepaid expenses and other assets        333,576             448,473
                                    ------------         -----------
   Total assets                     $107,938,173         115,873,757
                                    ============         ===========

   Liabilities and Stockholders' Equity
   ------------------------------------

Liabilities:
  Deposits                          $ 67,040,922          67,697,866
    Stock oversubscription funds          -                6,987,070
    Advances from borrowers for
      taxes and insurance                350,035             169,872
    Accrued expenses and other
      liabilities                        768,750           1,409,312
                                    ------------         -----------
   Total liabilities                  68,159,707          76,264,120

Stockholders' equity:
  Preferred stock, par value $.01
   per share, 250,000 shares
   authorized, none issued and
   outstanding                            -                    -
  Common stock, par value $.01 per
   share, 4,000,000 shares
   authorized, 2,592,100 issued           25,921              25,921
  Additional paid-in capital          25,156,750          25,142,356
  Unearned ESOP compensation          (2,028,836)         (2,073,680)
  Retained earnings, substan-
   tially restricted                  16,141,951          15,762,582
  Unrealized gain on securities
   available-for-sale, net               482,680             752,458
                                    ------------         -----------
   Total stockholders' equity         39,778,466          39,609,637
                                    ------------         -----------
   Total liabilities and
     stockholders' equity           $107,938,173         115,873,757
                                    ============         ===========

See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Income

                Three Months Ended March 31, 1997 and 1996


                                           Three Months Ended
                                                March 31,
                                        --------------------------
                                           1997           1996
                                           ----           ----
                                        (unaudited)    (unaudited)
Interest income:
  Loans receivable                    $   920,453         900,903
  Mortgage-backed securities              604,006         649,379
  Investment securities                    86,613          47,249
  Other                                   262,061          31,233
                                      -----------     -----------
    Total interest income               1,873,133       1,628,764
                                      -----------     -----------

Interest expense:
  Deposits                                740,119         797,398
  Advances from Federal Home
    Loan Bank and other                    63,170          24,065
                                      -----------     -----------
    Total interest expense                803,289         821,463
                                      -----------     -----------
    Net interest income                 1,069,844         807,301

Provision for loan losses                  18,878            -

    Net interest income after
      provision for loan losses         1,050,966         807,301

Non-interest income:
  Insurance commission income             176,956         190,624
  Customer service charges                 41,729          35,040
  Other                                     6,547           6,156
                                      -----------     -----------
    Total non-interest income             225,232         231,820

Non-interest expense:
  Compensation and benefits               389,109         390,071
  Occupancy and equipment                  79,260          93,487
  Deposit insurance premiums               29,533          54,249
  Other                                   168,654          89,556
                                      -----------     -----------
    Total non-interest expense            666,556         627,363
                                      -----------     -----------

    Income before income taxes            609,642         411,758

Income taxes                              230,273         158,544
                                      -----------     -----------
    Net income                        $   379,369         253,214
                                      ===========     ===========

Earnings per share                    $      0.16             N/A
                                      ===========     ===========
See accompanying notes to unaudited interim consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                Three Months Ended March 31, 1997 and 1996


                                            Three Months Ended
                                                March 31,
                                        --------------------------
                                           1997           1996
                                           ----           ----
                                        (unaudited)    (unaudited)

Cash flows from operating activities:
  Net income                           $   379,369         253,214
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Provision for loan losses              18,878            -
     Depreciation                           52,683          52,319
     ESOP shares available for
       allocation                           59,238            -
     Stock dividends reinvested in
       Federal Home Loan Bank stock        (20,800)        (20,100)
     Decrease (increase) in accrued
       interest receivable                 (77,345)         49,546
     Decrease (increase) in income
       tax receivable                         -            104,869
     Decrease (increase) in prepaid
       expenses and other assets            73,262          94,774
     Increase (decrease) in accrued
       expenses and other liabilities     (206,189)       (369,760)
     Decrease (increase) in income
       taxes payable                      (295,397)        169,307
                                      ------------    ------------

         Net cash provided (used) by
           operating activities           (16,301)         334,169
                                      ------------    ------------
Cash flows from investing activities:
  Net change in interest-bearing
    deposits                           23,918,389         (531,554)
  Net change in loans receivable       (1,123,360)      (1,589,265)
  Purchases of investment securities
    held-to-maturity                         -          (1,022,368)
  Proceeds from matured or called
    investment securities held-to-
    maturity                              250,197        2,750,000
  Principal payments on mortgage-
    backed securities held-to-maturity  1,278,947        1,116,861
  Purchases of investment securities
    available-for-sale                 (6,465,707)            -
  Principal payments on mortgage-
    backed securities available-for-
    sale                                  435,114          383,897
  Purchases of mortgage-backed
    securities available-for-sale     (10,856,239)            -
  Purchases of premises and equipment     (43,000)         (31,615)
                                      ------------    ------------

    Net cash provided by investing
      activities                        7,394,341        1,075,956
                                      ------------    ------------

Cash flows from financing activities:
  Net change in deposits                 (656,944)      (1,543,317)
  Repayment of advances from Federal
    Home Loan Bank                           -            (138,335)
  Net change in advances from
    borrowers for taxes and insurance     180,163          148,233
  Refund of stock oversubscription     (6,987,070)            -


    Net cash used in financing
      activities                       (7,463,851)      (1,533,419)
                                      ------------    ------------

Net decrease in cash and cash
  equivalents                             (85,811)        (123,294)

Cash and cash equivalents, beginning
  of period                             1,165,164        1,196,354
                                      ------------    ------------

Cash and cash equivalents, end
  of period                           $ 1,079,353        1,073,060
                                      ===========     ============


See accompanying notes to unaudited interim consolidated financial statements.

                          EMPIRE FEDERAL BANCORP, INC.


         Notes to Unaudited Interim Consolidated Financial Statements

Note 1   Basis of Presentation
         ---------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 1996.

         The accompanying consolidated financial statements include the accounts of Empire Federal Bancorp, Inc. (the Holding Company) and its wholly-owned subsidiary, Empire Federal Savings Bank (Empire) and Dime Service Corporation (Dime), a wholly-owned subsidiary of Empire. The Holding Company, Empire and Dime are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2   Conversion to Stock Ownership
         -----------------------------

         The Holding Company was incorporated in September 1996 to acquire and hold all of the outstanding capital stock of Empire to be issued as a part of Empire's conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings bank. In connection with the conversion, which was consummated on January 23, 1997, the Company issued and sold 2,592,100 shares of common stock (par value $.01 per share) at a price of $10 per share for net offering proceeds of $25,168,277 after conversion and offering expenses of $752,723. Net cash offering proceeds were $23,094,597 which is net of $2,073,680 in stock issued to the Employee Stock Ownership Plan
         (ESOP) as consideration for future charges to compensation expense as ESOP shares are earned by employees. The Holding Company used $9,501,000 of the net cash proceeds to purchase the newly issued capital stock of Empire. Since the offering proceeds and all required regulatory approvals to consummate the conversion were received prior to December 31, 1996, the conversion has been accounted for as being effective as of December 31, 1996, with the net offering proceeds shown on the statement of stockholders' equity as proceeds from the sale of common stock and the stock oversubscription funds recorded as a liability. The oversubscription funds and accrued interest due were refunded as of January 23, 1997. In connection with the conversion, the Company adopted December 31 as its fiscal year end. Prior to conversion, Empire's fiscal year ended June 30.

Note 3   New Accounting Pronouncements
         -----------------------------

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

         SFAS No. 128 was issued in February 1997 and will replace the presentation of primary earnings per share ("EPS") with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity.

        This statement will be effective for the Company commencing February 1, 1998 and earlier application is not permitted. Once effective, this statement requires restatement of all prior period EPS data.

Note 4   Earnings Per Share
         ------------------

         Earnings per common share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares sold in the conversion from mutual to stock ownership are assumed to have been outstanding for all of the quarter ended March 31, 1997, for purposes of computing weighted average shares outstanding. Additionally, unallocated ESOP shares are excluded from the weighted average common shares outstanding calculation, while allocated shares are considered to be outstanding. At March 31, 1997, there were no allocated ESOP shares. The weighted average shares outstanding was 2,384,732, net of ESOP shares (207,368), at March 31, 1997.

Note 5   Cash Dividend Declared
         ----------------------

         On April 11, 1997, the Board of Directors declared a quarterly cash dividend of $.075 per common share to stockholders of record on May 9, 1997, payable on May 30, 1997.

Note 6   Capital Compliance
         ------------------

         The following table presents the Savings Bank's compliance with its regulatory capital requirements of March 31, 1997 (dollars in thousands):

                                                            Percentage
                                               Amount       of Assets

            GAAP capital(1)                  $   26,107        24.19%
                                             ==========      =======

            Tangible capital                 $   25,216        23.16%
            Tangible capital requirement          1,602         1.50%
                                             ----------       -------
                Excess                       $   23,614        22.11%
                                             ==========       =======

            Core capital                     $   25,216        23.16%
            Core capital requirements             3,205         3.00%
                                             ----------       -------

                Excess                       $   22,011        20.61%
                                             ==========       =======

            Total risk-based capital(2)      $   25,394        67.09%
            Total risk-based capital
              requirement(2)                      3,028         8.00%
                                             ----------       -------

                Excess(1)                    $   22,366        59.09%
                                             ==========       =======

                 (1) GAAP capital includes unrealized gains on certain available-for-sale securities of $482,000 and $409,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
                 (2)  Based on risk-weighted assets of $37,851.

                          EMPIRE FEDERAL BANCORP, INC.

         Notes to Unaudited Interim Consolidated Financial Statements


Part I, Item 2. - Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------------------------
                   and Results of Operations
                   -------------------------

General

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.

Operating Strategy

The business of the Savings Bank consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Savings Bank also invests in interest-bearing deposits, investment grade federal agency securities and mortgage-backed securities. The Savings Bank plans to continue to fund its assets primarily with deposits, although FHLB advances may be used as a supplemental source of funds.

The Savings Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Savings Bank's profitability is also affected by the level of other income and expenses. Other income consists of service charges on NOW accounts and other fees, proceeds from the sale of available-for-sale securities, insurance commissions and net real estate owned income. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Savings Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, and policies concerning monetary and fiscal affairs, housing, and financial institutions and the attendant actions of the regulatory authorities.

Financial Condition

Total assets decreased by approximately $7.9 million, or 6.9%, from $115.9 million at December 31, 1996 to $107.9 million at March 31, 1997. This decrease was primarily attributable to the refund of $8.5 million of excess subscription funds from the sale of Company Stock.

The comparison of the consolidated balance sheet was not materially affected by market conditions between December 31, 1996 and March 31, 1997. The investment of the net proceeds from the sale of Company stock during the first quarter of 1997 resulted in significant changes in interest-bearing deposits and investment and mortgage-backed securities available-for-sale. Interest-bearing deposits at the FHLB decreased from $29.8 million at December 31, 1996 to $5.9 million at March 31, 1997 primarily as the result of reinvestment of $16.5 million of the stock sales proceeds in mortgage-backed securities and U.S. Government agency bonds available-for-sale coupled with the previously noted refund of excess subscription funds. Investment and mortgage-backed securities held-to-maturity decreased $1.5 million from $26.2 million at December 31, 1996 to $24.7 million at March 31, 1997 as the result of payments and maturities. Net loans increased by $1.1 million, or 2.6%, and consisted primarily of permanent and construction loans of 1-4 dwelling units.

Deposits decreased slightly by $657,000, or .97%, to $67.0 million at March 31, 1997 from $67.7 million at December 31, 1996. Stock oversubscriptions at December 31, 1996 amounted to $7.0 million and were refunded to subscribers as part of the $8.5 million payment made in January 1997.

Stockholders' equity increased from $39.6 million at December 31, 1996 to $39.8 million at March 31, 1997. The increase is the result of net income of $379,000 and the release of ESOP shares in the amount of $59,000. Offsetting these increases was a reduction of $270,000 related to the decline in market value of securities available-for-sale.

Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1996

Net Income. Net income increased by $126,000, or 49.82%, to $379,000 for the three months ended March 31, 1997 from $253,000 for the same period in 1996. The primary cause for this change was the increase in interest income related to the investment of the net proceeds from the sale of stock of $23.1 million. Net income for the three months ended March 31, 1997 also increased because of the reduced cost of interest-bearing deposits and a reduction in deposit insurance premiums. A reduction in insurance commissions for the period ended March 31, 1997 coupled with an increase in the provision for loan losses and other non-interest expense partially offset the aforementioned increases in net income.

Net Interest Income. Net interest income increased $263,000, or 32.52%, to $1.1 million for the three months ended March 31, 1997 from $807,000 for the same period in 1996. The increase in net interest income primarily reflected an increase in the volume of average interest earning assets attributed to the $23.1 million of net proceeds from the sale of stock while interest-bearing deposits remained relatively stable.

Interest Income. Total interest income increased by $244,000, or 15.00%, to $1.9 million for the three months ended March 31, 1997 from $1.6 million for the same period in 1996. The increase was primarily attributable to the investment of $16.5 million in investments and mortgage-backed securities available-for-sale with stated rates ranging from 5.5% to 7.5% and maturities ranging from 1998 to 2024. In addition, interest-bearing deposits of $5.9 million were held at the FHLB, bearing an average interest of 5.17% for the period. These two investments represent a majority of the proceeds from the sale of the Company stock, most of which were received in late December 1996.

Interest income on loans increased $20,000, or 2.17%, from $901,000 for the period ended March 31, 1996 to $921,000 for the same period in 1997. The increase is partially attributable to the increase in the average balance of loans outstanding from $40.8 million for the period ended March 31, 1996 to $42.3 million for the same period in 1997. This increase in volume was offset by a decrease in average yield from 8.84% for the three months ended March 31, 1996 to 8.71% for the same period in 1997.

Interest Expense. Total interest expense was $803,000 for the three months ended March 31, 1997 as compared to $821,000 for the same period in 1996. The $18,000, or 2.2%, decrease was the result of a $57,000 decrease in interest on deposits offset by an increase of $39,000 in other interest expense.

The decline in deposit interest is caused by a reduction of $1.7 million in average outstanding deposits for the period ending March 31, 1996 of $69.1 million to $67.4 million for the same period in 1997. Management attributes a substantial portion of the decrease to depositors converting their deposits to stock purchases. In addition to the decline in average deposits, the average cost of deposits for the period ended March 31, 1996 was 4.62% and for the same period in 1997, the average cost declined to 4.39%.

Other interest expense of $24,000 for the period ended March 31, 1996 related primarily to short-term borrowings from the FHLB. There were no outstanding borrowings from the FHLB during the period ended March 31, 1997; however, during this period, $63,000 in interest was paid to subscribers of the stock sale on stock issuance date of January 23, 1997.

Provision for Loan Losses. The provision for loan losses was $19,000 for the three month period ended March 31, 1997 as compared to no provision in the same period in 1996. During the three months ended March 31, 1997, Empire charged off $19,000 of mortgage loans. Management's analysis of the loan portfolio determined that the reserve would be restored to $200,000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .46% at March 31, 1997 and .34% at March 31, 1996.

Non-Interest Income. Non-interest income decreased $7,000 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily as the result of a $14,000 decrease in insurance commission income. This decrease was partially offset by an increase in customer service charges of $7,000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $177,000 and $191,000 were received for the three months ended March 31, 1997 and 1996, respectively. The decrease in commission income resulted primarily from increases in competition and reduced premiums and commissions from key companies represented by Dime.

Non-Interest Expense. Total non-interest expense increased $39,000, or 6.25%, for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This increase was the result of several factors:

    o Compensation and benefits, while remaining relatively stable for the periods ending March 31, 1997 and 1996, did include a first-time
      $59,000 charge related to the newly adopted ESOP. For the same period in 1996, a bonus accrual of $34,000 and a pension accrual of $27,000 was recorded. For the period ending March 31, 1997, no provision for the pension was made because of the fully funded status of the plan and the ESOP accrual was in lieu of the previous bonus accrual.

    o Occupancy and equipment expense decreased $14,000 from the period ended March 31, 1996 to the same period in 1997 primarily because of the fully depreciated status of certain assets.

    o Deposit insurance premiums decreased by $25,000, or 45.56%, from $54,000 for the three months ended March 31, 1996 to $29,000 for the same period in 1997 because of the reduced premiums resulting from the recapitalization of SAIF in 1997.

    o Other non-interest expense increased $79,000, or 88.32%, from the three months ended March 31, 1996 to the same period in 1997. The increase includes a $24,000 increase in accounting expense caused by the additional audit required for the change in fiscal year, increased advertising and stationery costs of $33,000 associated with being a public company and increased data processing costs of $9,000.

Income Taxes. Income taxes increased $72,000 from the three month period ended March 31, 1996 as compared to the same period in 1997 as the result of theincrease in income before income taxes. The effective combined federal and state tax rate was 37.77% and 38.50% for the three months ended March 31, 1997 and 1996, respectively.

                          EMPIRE FEDERAL BANCORP, INC.

         Notes to Unaudited Interim Consolidated Financial Statements

Part II - Other Information
---------------------------

Item 1.   Legal Proceedings

          There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults on Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          3.1   Certificate of Incorporation of Empire Federal Bancorp,
                Inc. (1)

          3.2   Bylaws of Empire Federal Bancorp, Inc. (1)

         10.1   Employment Agreement with Beverly D. Harris (2)

         10.2   Employment Agreement with Ernest A. Sandberg (2)

         10.3   Employee Stock Ownership Plan (1)

         21     Subsidiaries of the Registrant (2)

         27     Financial Data Schedule

          (b)   Reports on Form 8-K

                None.
-----------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                          EMPIRE FEDERAL BANCORP, INC.

         Notes to Unaudited Interim Consolidated Financial Statements


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.




By   /s/ Beverly D. Harris                             May 14, 1997
  ---------------------------------------              ------------
     Beverly D. Harris                                     Date
     President & Chief Executive Officer
     (Principal Executive Officer)




By   /s/ Ernest A. Sandberg                            May 14, 1997
  ---------------------------------------              ------------
     Ernest A. Sandberg                                    Date
     Executive Vice President & Secretary
     (Principal Financial and Accounting Officer)