Form 10QSB
period 1997-06-30
EMPIRE FEDERAL BANCORP INC
filed 1997-08-12
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

              For the transition period from _________ to _________

                           Commission File No. 0-28934

                          Empire Federal Bancorp, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                           81-0512374
                --------                           ----------
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)



              123 South Main Street, Livingston, Montana  59047
              -------------------------------------------------
                  (Address of principal executive offices)

                              (406) 222-1981
                              --------------
           (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Class:  Common Stock, par value $.01 per share
              Outstanding at July 30, 1997: 2,592,100

Transitional Small Business Disclosure Format (check one): YES  [ ]  NO [X]

                          EMPIRE FEDERAL BANCORP, INC.

                              INDEX TO FORM 10-QSB

                                                                         Page
                                                                         ----
PART I      FINANCIAL INFORMATION
            ---------------------
Item 1.     Financial Statements

               Consolidated Statements of Financial Condition at
               June 30, 1997 and December 31, 1996 (unaudited).........   1

               Consolidated Statements of Income for the Three
               and Six Months Ended June 30, 1997 and 1996
               (unaudited).............................................   2

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1997 and 1996 (unaudited).........   3

               Notes to Unaudited Interim Consolidated Financial
               Statements..............................................   4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................   8


PART II     OTHER INFORMATION
            -----------------
Item 1.     Legal Proceedings..........................................  14

Item 2.     Changes in Securities......................................  14

Item 3.     Defaults upon Senior Securities............................  14

Item 4.     Submission of Matters to a Vote of Security Holders........  14

Item 5.     Other Information..........................................  14

Item 6.     Exhibits and Reports on Form 8-K...........................  14


SIGNATURES    ...........................................................15

PART I, ITEM 1 - FINANCIAL STATEMENTS

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                     June 30, 1997 and December 31, 1996

                                                       June 30,     December 31,
                    Assets                                1997           1996
                                                      (unaudited)    (unaudited)
                                                        ---------     ---------
Cash and cash equivalents                           $   1,172,582     1,165,164
Interest-bearing deposits                                 821,477    29,824,391
Investment and mortgage-backed securities
   available-for-sale                                  35,723,510    13,767,773
Investment and mortgage-backed securities
   held-to-maturity (estimated market value of
   $23,983,309 at June 30, 1997 and $26,385,527
   at December 31, 1996)                               23,846,428    26,187,821
Loans receivable, net                                  43,613,844    41,703,590
Stock in Federal Home Loan Bank of Seattle, at cost     1,211,800     1,168,800
Accrued interest receivable                               549,734       330,927
Premises and equipment, net                             1,308,283     1,276,818
Prepaid expenses and other assets                         317,856       448,473
                                                     ------------   -----------

      Total assets                                 $  108,565,514   115,873,757
                                                     ============   ===========

     Liabilities and Stockholders' Equity

Liabilities:

   Passbook Accounts                               $   13,473,689    14,521,391
   NOW Accounts                                        13,778,955    14,629,406
   Certificates of Deposit                             38,454,047    38,547,069
                                                     ------------   -----------
   Total Deposits                                  $   65,706,691    67,697,866
   Stock oversubscription funds                                -      6,987,070
   Advances from Federal Home Loan Bank of
     Seattle                                            1,000,000             -
   Advances from borrowers for taxes and
     insurance                                            218,607       169,872
   Accrued expenses and other liabilities               1,075,482     1,409,312
                                                     ------------   -----------
      Total liabilities                                68,000,780    76,264,120

Stockholders' equity:

   Preferred stock, par value $.01 per share,
      250,000 shares authorized, none issued
      and outstanding                                          -             -
   Common stock, par value $.01 per share,
      4,000,000 shares authorized, 2,592,100
      issued                                               25,921        25,921
   Additional paid-in capital                          25,169,117    25,142,356
   Unearned ESOP compensation                          (1,994,320)   (2,073,680)
   Retained earnings, substantially restricted         16,379,223    15,762,582
   Unrealized gain on securities
      available-for-sale, net                             984,793       752,458
                                                     ------------   -----------
      Total stockholders' equity                       40,564,734    39,609,637
                                                     ------------   -----------

      Total liabilities and stockholders' equity   $  108,565,514   115,873,757
                                                     ============   ===========

See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                Three and Six Months Ended June 30, 1997 and 1996

                                         Three Months          Six Months
                                         Ended                 Ended
                                         June 30               June 30
                                         ------------          ----------
                                      1997        1996         1997        1996
                                     ------      ------       ------      ------
Interest Income:
  Loan receivable                   906,903     868,287    1,827,356  $1,769,190
  Mortgage-backed securities        773,104     610,547    1,377,110   1,259,926
  Investment securities             186,020      38,002      272,633      85,251
  Other                              64,447      41,903      326,508      73,136
                                     ------      ------       ------      ------
 Total Interest Income            1,930,474   1,558,739    3,803,607   3,187,503

Interest Expense:
  Deposits                          744,148     789,439    1,484,267   1,586,837
  Advances from Federal Home Loan     1,183      22,584       64,353      46,649
    Bank and other
                                     ------      ------       ------      ------
  Total Interest Expense            745,331     812,023    1,548,620   1,633,486
                                     ------      ------       ------      ------
  Net Interest Income             1,185,143     746,716    2,254,987   1,554,017
Provision for loan losses             1,017      55,000       19,895      55,000
                                     ------      ------       ------      ------
  Net Interest Income after       1,184,126     691,716    2,235,092   1,499,017
    Provision for Loan Losses

Non-Interest Income
  Insurance commission income       131,615     138,662      308,571     329,286
  Customer service charges           43,375      41,705       85,104      76,745
  Other                               2,155       5,306        8,702      11,462
                                     ------      ------       ------      ------
  Total Non-Interest Income         177,145     185,673      402,377     417,493

Non-Interest Expense:
  Compensation and benefits         365,852     389,423      754,961     779,494
  Occupancy and equipment           117,147     150,179      196,407     243,666
  Deposit insurance premiums         10,525      39,128       40,058      93,377
  Other                             155,938     108,592      324,592     198,148
                                     ------      ------       ------      ------
  Total Non-Interest Expense        649,462     687,322    1,316,018   1,314,685
                                     ------      ------       ------      ------
  Income Before Income Taxes        711,809     190,067    1,321,451     601,825
Income Taxes                        295,682      95,585      525,955     254,129
                                     ------      ------       ------      ------
  Net Income                      $ 416,127   $  94,482    $ 795,496   $ 347,696
                                    =======      ======      =======     =======

Earnings Per Share                $    0.17       N/A      $    0.33       N/A
                                    =======      ======      =======     =======

See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1997 and 1996

                                                           Six Months Ended
                                                               June 30,
                                                           1997          1996
                                                     (unaudited)   (unaudited)
Cash flows from operating activities:                    -------       -------
   Net income                                        $   795,496       347,696
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                        19,895        55,000
         Depreciation                                     71,557       130,553
         ESOP shares available for allocation            106,121             -
         Stock dividends reinvested in Federal
            Home Loan Bank stock                         (43,000)      (41,400)
         Decrease (increase) in accrued interest
            receivable                                  (218,807)       56,256
         Decrease in prepaid expenses and other
            assets                                       130,618       142,289
         Decrease in accrued expenses and other
            liabilities                                 (453,520)     (199,590)
                                                        --------      --------
   Net cash provided (used) by operating activities      408,360       490,804
                                                        --------      --------
Cash flows from investing activities:
   Net change in interest-bearing deposits            29,002,914      (790,477)
   Net change in loans receivable                     (1,930,149)   (1,953,947)
   Purchases of investment securities
      held-to-maturity                                        -     (1,772,368)
   Proceeds from matured or called investment
      securities held-to-maturity                        248,750     3,023,368
   Principal payments on mortgage-backed
      securities held-to maturity                      2,092,643     2,717,295
   Purchases of investment securities
      available-for-sale                              (8,364,494)           -
   Principal payments on mortgage-backed
      securities available-for sale                    1,165,286     1,017,361
   Purchases of mortgage-backed securities
      available-for-sale                             (14,404,505)          -
   Purchases of premises and equipment                  (103,022)      (31,413)
   Purchase of mortgage-backed securities held to
      maturity                                                -     (1,000,000)
   Net cash provided by investing activities           7,707,423     1,209,819
                                                       ---------    ----------
Cash flows from financing activities:
   Net change in deposits                             (1,991,175)   (1,311,744)
   Repayment of advances from Federal Home Loan
      Bank                                                     -      (426,796)
   Net change in advances from borrowers for
      taxes and insurance                                 48,735         2,323
   Refund of stock oversubscription                   (6,987,070)           -
   Dividends paid                                       (178,855)           -
   Proceeds from advances from Federal Home
      Loan Bank                                        1,000,000            -
   Net cash used in financing activities              (8,108,365)   (1,736,217)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents       7,418       (35,594)
Cash and cash equivalents, beginning of period         1,165,164     1,196,354
                                                       ---------     ---------
Cash and cash equivalents, end of period             $ 1,172,582     1,160,760
                                                       =========     =========


See accompanying notes to unaudited interim consolidated financial statements.

                          EMPIRE FEDERAL BANCORP, INC.

          Notes to Unaudited Interim Consolidated Financial Statements

                                  June 30, 1997

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" (the "Statement"). The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in the Statement to describe the total of all components of comprehensive income including net income. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. "Other comprehensive income' refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings (net income) under current accounting standards (GAAP).

         The statement is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flows. The Statement is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this Statement.

Note 4   Earnings Per Share
         ------------------
         Earnings per common share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares sold in the conversion from mutual to stock ownership are assumed to have been outstanding for the three and six months ended June 30, 1997, for purposes of computing weighted average shares outstanding. Additionally, unallocated ESOP shares are excluded from the weighted average common shares outstanding calculation, while allocated shares and shares committed to be released are considered to be outstanding

Note 5   Cash Dividend Declared
         ----------------------
         On August 1, 1997, the Board of Directors declared a quarterly cash dividend of $.075 per common share to stockholders of record on August 15, 1997, payable on August 29, 1997.

Note 6   Capital Compliance
         ------------------
         The following table presents the Savings Bank's compliance with its regulatory capital requirements of June 30, 1997 (dollars in thousands):

                                                                      Percentage
                                                         Amount        of Assets
                                                         ------         -------
            GAAP capital(1)                            $ 26,921          24.80%
                                                         ======         ======

            Tangible capital                           $ 25,533          23.94%
            Tangible capital requirement                  1,600           1.50%
                                                         ------         ------

               Excess                                  $ 23,933          22.44%
                                                         ======         ======

            Core capital                               $ 25,533          23.94%
            Core capital requirements                     3,200           3.00%
                                                         ------         ------

               Excess                                  $ 22,333          20.94%
                                                         ======         ======

            Total risk-based capital(2)                $ 25,711          66.91%
            Total risk-based capital
               requirement(2)                             3,074           8.00%
                                                         ------         ------

               Excess(1)                               $ 22,637          58.91%
                                                         ======         ======

                  (1) GAAP capital includes unrealized gains on certain available-for-sale securities of $984,000 and $404,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.

                  (2)  Based on risk-weighted assets of $38,426.

Note 7   Subsequent Event
         ----------------
         The Savings Bank's main office was owned by the president, her sister, who is married to the executive vice president and their brother and was leased by the Savings Bank through June 30, 1997. As previously disclosed, the Board of Directors negotiated the purchase of the building, which has been approved by the OTS. Effective July 1, 1997, the property was purchased for $750,000. The negotiated price was based on independent appraisals. The sellers accepted a 10-year 9% note as payment.

                          EMPIRE FEDERAL BANCORP, INC.

          Notes to Unaudited Interim Consolidated Financial Statements

PART I, ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

Consolidated assets decreased by approximately $7.3 million, or 6.3%, from $115.9 million at December 31, 1996 to $108.6 million at June 30, 1997. This decrease was primarily attributable to the refund of $8.5 million of excess subscription funds from the sale of Company Stock.

The comparison of the consolidated balance sheet was not materially affected by market conditions between December 31, 1996 and June 30, 1997. The investment of the net proceeds from the sale of Company stock during the first half of 1997 resulted in significant changes in interest-bearing deposits and investment and mortgage-backed securities available-for-sale. Interest-bearing deposits at the FHLB decreased from $29.8 million at December 31, 1996 to $821,000 at June 30, 1997 primarily as the result of the net reinvestment of $21.6 million of the stock sales proceeds in mortgage-backed securities and U.S. Government agency bonds available-for-sale coupled with the previously noted refund of excess subscription funds. Investment and mortgage-backed securities held-to-maturity decreased $2.4 million from $26.2 million at December 31, 1996 to $23.8 million at June 30, 1997 as the result of payments and maturities. Net loans increased by $1.9 million, or 4.6%, and consisted primarily of permanent and construction loans of 1-4 dwelling units.

Deposits decreased by $2.0 million, or 2.9%, to $65.7 million at June 30, 1997 from $67.7 million at December 31, 1996. Stock oversubscriptions at December 31, 1996 amounted to $7.0 million and were refunded to subscribers as part of the $8.5 million payment made in January 1997.

Stockholders' equity increased from $39.6 million at December 31, 1996 to $40.6 million at June 30, 1997. The increase is the result of net income of $795,000, the release of ESOP shares in the amount of $106,000 and an increase of $232,000 related to the increase in market value of securities available-for-sale. Offsetting these increases was the payment of a dividend of $179,000.

ASSET QUALITY

At June 30, 1997 and December 31, 1996, the Savings Bank did not have any nonaccrual loans or troubled debt restructuring. At June 30, 1997, the Savings Bank had five loans delinquent over 30 days amounting to $201,000 of which $64,000 were delinquent over 90 days. The Savings Bank has no real estate acquired through foreclosure.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net Income. Net income increased by $448,000, or 128.79%, to $795,000 for the six months ended June 30, 1997 from $348,000 for the same period in 1996. The primary cause for this change was the increase in interest income related to the investment of the net proceeds from the sale of stock of $23.1 million. Net income for the six months ended June 30, 1997 also increased because of the reduced cost of interest-bearing deposits and a reduction in deposit insurance premiums. Dime incurred a reduction in profit sharing contingencies from insurance companies for the period ended June 30, 1997 coupled with an increase in other non-interest expense partially offset the aforementioned increases in net income.

Net Interest Income. Net interest income increased $701,000, or 45.11%, to $2.2 million for the six months ended June 30, 1997 from $1.6 million for the same period in 1996. The increase in net interest income primarily reflected an increase in the volume of average interest earning assets attributed to the $23.1 million of net proceeds from the sale of stock while interest-bearing deposits declined by $2.0 million.

Interest Income. Total interest income increased by $616,000, or 19.33%, to $3.8 million for the six months ended June 30, 1997 from $3.2 million for the same period in 1996. The increase was primarily attributable to the net investment of $21.6 million in investments and mortgage-backed securities available-for-sale with stated rates ranging from 5.5% to 8.05% and maturities ranging from 1998 to 2024. These investments represent a majority of the proceeds from the sale of the Company stock, most of which were received in late December 1996.

Interest income on loans increased $58,000, or 3.29%, from $1.7 million for the period ended June 30, 1996 to $1.8 million for the same period in 1997. The increase is partially attributable to the increase in the average balance of loans outstanding from $41.1 million for the period ended June 30, 1996 to $42.7 million for the same period in 1997. This increase in volume was offset by a decrease in average yield from 8.60% for the six months ended June 30, 1996 to 8.56% for the same period in 1997.

Interest Expense. Total interest expense was $1.5 million for the six months ended June 30, 1997 as compared to $1.6 million for the same period in 1996. The $85,000, or 5.2%, decrease was the result of a $103,000 decrease in interest on deposits offset by an increase of $18,000 in other interest expense.

The decline in deposit interest is caused by a reduction of $2.1 million in average outstanding deposits for the period ending June 30, 1996 of $68.9 million to $66.8 million for the same period in 1997. Management attributes a substantial portion of the decrease to depositors converting their deposits to stock purchases. In addition to the decline in average deposits, the average cost of deposits for the period ended June 30, 1996 was 4.61% and for the same period in 1997, the average cost declined to 4.44%.

Other interest expense of $47,000 for the period ended June 30, 1996 related primarily to short-term borrowings from the FHLB. There were only nominal borrowings from the FHLB during the period ended June 30, 1997; however, during this period, $63,000 in interest was paid to subscribers of the stock sale on stock issuance date of January 23, 1997.

Provision for Loan Losses. The provision for loan losses was $20,000 for the six month period ended June 30, 1997 as compared to a $55,000 provision in the same period in 1996. During the six months ended June 30, 1997, Empire charged off $20,000 of mortgage loans. Management's analysis of the loan portfolio determined that the reserve would be restored to $200,000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .46% at June 30, 1997 and .48% at June 30, 1996.

Non-Interest Income. Non-interest income decreased $15,000 for the six months ended June 30, 1997 as compared to the same period in 1996 primarily as the result of a $21,000 decrease in profit sharing contingencies from insurance companies. This decrease was partially offset by an increase in customer service charges of $8,000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $309,000 and $329,000 were received for the six months ended June 30,

1997 and 1996, respectively. The decrease in commission income resulted primarily from increases in competition and reduced premiums and commissions from key companies represented by Dime.

Non-Interest Expense. Total non-interest expense increased $1,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

This net change was the result of several factors:

   * Compensation and benefits, while remaining relatively stable for the periods ending June 30, 1997 and 1996, did include a $106,000 charge for 1997 related to the newly adopted ESOP. For the same period in 1996, a bonus accrual of $68,000 and a pension accrual of $54,000 was recorded. For the period ending June 30, 1997, no provision for the pension was made because of the fully funded status of the plan and the ESOP accrual was in lieu of the previous bonus accrual.

   * Occupancy and equipment expense decreased $47,000 from the period ended June 30, 1996 to the same period in 1997 primarily because of the fully depreciated status of certain assets.

   * Deposit insurance premiums decreased by $53,000, or 57.1%, from $93,000 for the six months ended June 30, 1996 to $40,000 for the same period in 1997 because of the reduced premiums resulting from the recapitalization of SAIF in 1996.

   * Other non-interest expense increased $126,000, or 63.81%, from the six months ended June 30, 1996 to the same period in 1997. The increase includes a $27,000 increase in accounting expense caused by the additional audit required for the change in fiscal year, increased advertising and stationery costs of $33,000 and legal costs of $28,000 associated with being a public company.

Income Taxes. Income taxes increased $272,000 from the six month period ended June 30, 1996 as compared to the same period in 1997 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 39.80% and 42.23% for the six months ended June 30, 1997 and 1996, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net Income. Net income increased by $322,000, or 342.55%, to $416,000 for the three months ended June 30, 1997 from $94,000 for the same period in 1996. The primary cause for this change was the increase in interest income related to the investment of the net proceeds from the sale of stock of $23.1 million. Net income for the three months ended June 30, 1997 also increased because of the reduced cost of interest-bearing deposits and interest paid on advances from the Federal Home Loan Bank. A reduction in the provision for loan losses and non-interest expense also contributed to the increase in net income.

Net Interest Income. Net interest income increased $438,000, or 58.63%, to $1.2 million for the three months ended June 30, 1997 from $747,000 for the same period in 1996. The increase in net interest income primarily reflected an increase in the volume of average interest earning assets attributed to the $23.1 million of net proceeds from the sale of stock while average interest-bearing deposits declined by $2.0 million for the comparable periods.

Interest Income. Total interest income increased by $372,000, or 23.85%, to $1.9 million for the three months ended June 30, 1997 from $1.5 million for the same period in 1996. The increase was primarily attributable to the net investment of $21.6 million in investments and mortgage-backed securities available-for-sale with stated rates ranging from 5.5% to 8.05% and maturities ranging from 1998 to 2024. $16.5 million of the $21.6 million was invested during the three months ended March 31, 1997, and the remaining $5.1 million was invested during the quarter ended June 30, 1997. These investments represent a majority of the proceeds from the sale of the Company stock, most of which were received in late December 1996.

Interest income on loans increased $39,000, or 4.45%, from $868,000 for the three months ended June 30, 1996 to $907,000 for the same period in 1997. The increase is partially attributable to the increase in the average balance of loans outstanding from $41.7 million for the three months ended June 30, 1996 to $43.2 million for the same period in 1997. The average yield was 8.32% for the three months ended June 30, 1996 and 8.40% for the same period in 1997.

Interest Expense. Total interest expense was $745,000 for the three months ended June 30, 1997 as compared to $812,000 for the same period in 1996. The $67,000, or 8.21%, decrease was the result of a $45,000 decrease in interest on deposits and $22,000 in other interest expense.

The decline in deposit interest is caused by a reduction of $2.0 million in average outstanding deposits for the three months ending June 30, 1996 of $68.4 million to $66.4 million for the same period in 1997. Management attributes a substantial portion of the decrease to depositors converting their deposits to stock purchases. In addition to the decline in average deposits, the average cost of deposits for the three months ended June 30, 1996 was 4.61% and for the same period in 1997, the average cost declined to 4.48%.

Other interest expense of $22,000 for the three months ended June 30, 1996 related primarily to short-term borrowings from the FHLB. There were only nominal borrowings from the FHLB during the period ended June 30, 1997.

Provision for Loan Losses. The provision for loan losses was $1,000 for the three month period ended June 30, 1997 as compared to a $55,000 provision in the same period in 1996. During the three months ended June 30, 1997, Empire charged off $1,000 of mortgage loans. Management's analysis of the loan portfolio determined that the reserve would be restored to $200,000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .46% at June 30, 1997 and .48% at June 30, 1996.

Non-Interest Income. Non-interest income decreased $9,000 for the three months ended June 30, 1997 as compared to the same period in 1996 primarily as the result of a $7,000 decrease in insurance commission income.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $132,000 and $139,000 were received for the three months ended June 30, 1997 and 1996, respectively. The decrease in commission income resulted primarily from increases in competition and reduced premiums and profit sharing contingencies from insurance companies represented by Dime.

Non-Interest Expense. Total non-interest expense decreased $39,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. This net change was the result of several factors:

   * Compensation and benefits, while remaining relatively stable for the three months ending June 30, 1997 and 1996, did include a $47,000 charge for 1997 related to the newly adopted ESOP. For the same period in 1996, a bonus accrual of $34,000 and a pension accrual of $27,000 was recorded. For the period ending June 30, 1997, no provision for the pension was made because of the fully funded status of the plan and the ESOP accrual was in lieu of the previous bonus accrual.

   * Occupancy and equipment expense decreased $33,000 from the three months ended June 30, 1996 to the same period in 1997 primarily because of the fully depreciated status of certain assets.

   * Deposit insurance premiums decreased by $28,000, or 73.10%, from $39,000 for the three months ended June 30, 1996 to $11,000 for the same period in 1997 because of the reduced premiums resulting from the recapitalization of SAIF in 1996.

   * Other non-interest expense increased $47,000, or 43.60%, from the three months ended June 30, 1996 to the same period in 1997. The primary reason for the increase is additional auditing, legal, advertising and stationery costs associated with being a public company.

Income Taxes. Income taxes increased $200,000 from the three month period ended June 30, 1996 as compared to the same period in 1997 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 41.54% and 50.29% for the three months ended June 30, 1997 and 1996, respectively.

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

       3.1  Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)

       3.2  Bylaws of Empire Federal Bancorp, Inc. (1)

      10.1  Employment Agreement with Beverly D. Harris (2)

      10.2  Employment Agreement with Ernest A. Sandberg (2)

      10.3  Employee Stock Ownership Plan (1)

      21    Subsidiaries of the Registrant (2)

      27    Financial Data Schedule

------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Federal Bancorp, Inc.

By    /s/ Beverly D. Harris                       August 14, 1997
      ---------------------                       ---------------
      Beverly D. Harris                                Date
      President & Chief Executive Officer
      (Principal Executive Officer)


By    /s/ Ernest A. Sandberg                      August 14, 1997
      ----------------------                      ---------------
      Ernest A. Sandberg                               Date
      Executive Vice President & Secretary
      (Principal Financial and Accounting Officer)

                                                                EXHIBIT 27

                             FINANCIAL DATA SCHEDULE

This schedule contains financial information extracted from the unaudited consolidated financial statements of Empire Federal Bancorp., Inc. for the six months ended June 30, 1997 and is qualified in its entirety by reference to such financial statements.

                 Financial Data as of
                 or for the six months

Item Number       ended June 30, 1997      Item Description

9-03(1)            $    1,172,582         Cash and due from banks
9-03(2)                   821,477         Interest-bearing deposits
9-03(3)                        -          Federal funds sold - purchased

                                             securities for resale

9-03(4)                        -          Trading account assets
9-03(6)                35,723,510         Investment and mortgage-backed

                                             securities held-for-sale

9-03(6)                23,846,428         Investment and mortgage-backed
                                             securities held to maturity -
                                             carrying value
9-03(6)                23,983,309         Investment and mortgage-backed
                                             securities held to maturity -
                                             market value
9-03(7)                43,813,844         Loans
9-03(7)(2)                200,000         Allowance for losses
9-03(11)              108,565,514         Total assets
9-03(12)               65,706,691         Deposits
9-03(13)                1,000,000         Short-term borrowings
9-03(15)                1,294,089         Other liabilities
9-03(16)                       -          Long-term debt
9-03(19)                       -          Preferred stock - mandatory redemption
9-03(20)                       -          Preferred stock - no mandatory
                                             redemption

9-03(21)                   25,921         Common stocks
9-03(22)               40,538,815         Other stockholders' equity
9-03(23)              108,565,514         Total liabilities and stockholders'
                                             equity

9-04(1)                 1,827,356         Interest and fees on loans
9-04(2)                 1,649,743         Interest and dividends on investments
9-04(4)                   326,508         Other interest income
9-04(5)                 3,803,607         Total interest income
9-04(6)                 1,484,267         Interest on deposits
9-04(9)                 1,548,620         Total interest expense
9-04(10)                2,254,987         Net interest income
9-04(11)                   19,895         Provisions for loan losses
9-04(13)(h)                    -          Investment securities gains (losses)
9-04(14)                1,316,018         Other expenses
9-04(15)                1,321,451         Income/loss before income tax
9-04(17)                1,321,451         Income/loss before extraordinary items
9-04(18)                       -          Extraordinary items, less tax
9-04(19)                       -          Cumulative change in accounting
                                             principles

9-04(20)                  795,496         Net income of loss
9-04(21)                      .33         Earnings per share - primary
9-04(21)                      N/A         Earnings per share - fully diluted
                                                            EXHIBIT 27,
CONTINUED

                             FINANCIAL DATA SCHEDULE

                 Financial Data as of
                 or for the six months

Item Number       ended June 30, 1997      Item Description

I.B.5                        4.31%        Net yield - interest earning assets -
                                             actual

III.C.1.(a)                  None         Loans on nonaccrual
III.C.1.(b)                62,422         Accruing loans past due 90 days or
                                      more

III.C.2.(c)                  None         Troubled debt restructuring
III.C.2                      None         Potential problem loans
IV.A.1                    200,000         Allowance for loan loss - beginning

                                             of period

IV.A.2                     19,895         Total charge-offs
IV.A.3                       None         Total recoveries
IV.A.4                    200,000         Allowance for loan loss - end of
                                             period

IV.B.1                    200,000         Loan loss allowance to allocated to
                                             domestic loans
IV.B.2                       None         Loan loss allowance to foreign loans

IV.B.3                       None         Loan loss allowance - unallocated