Form 10QSB
period 1997-09-30
EMPIRE FEDERAL BANCORP INC
filed 1997-11-14
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

  YES  [ X ]       NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Class:  Common Stock, par value $.01 per share
              Outstanding at October 31, 1997: 2,592,100

Transitional Small Business Disclosure Format (check one):  YES [  ]   NO [ X ]

                          EMPIRE FEDERAL BANCORP, INC.

                              INDEX TO FORM 10-QSB

                                                                        Page
                                                                        ----
PART I      FINANCIAL INFORMATION
            ---------------------
Item 1.     Financial Statements

               Consolidated Statements of Financial Condition at
               September 30, 1997 and December 31, 1996
               (unaudited).............................................   1

               Consolidated Statements of Income for the Three
               and Nine Months Ended September 30, 1997 and 1996
               (unaudited).............................................   2

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1997 and 1996
               (unaudited).............................................   3

               Notes to Unaudited Interim Consolidated Financial
               Statements..............................................   4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................   8


PART II     OTHER INFORMATION
            -----------------
Item 1.     Legal Proceedings..........................................  15

Item 2.     Changes in Securities......................................  15

Item 3.     Defaults upon Senior Securities............................  15

Item 4.     Submission of Matters to a Vote of Security Holders........  15

Item 5.     Other Information..........................................  15

Item 6.     Exhibits and Reports on Form 8-K...........................  15


SIGNATURES  ...........................................................  16

PART I, ITEM 1 - FINANCIAL STATEMENTS
-------------------------------------

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996

                                                     September 30,  December 31,
ASSETS                                                  1997           1996
                                                     (unaudited)    (unaudited)
                                                     -----------   -----------
Cash and cash equivalents                         $      945,048     1,165,164
Interest-bearing deposits                              4,705,584    29,824,391
Investment and mortgage-backed securities
   available-for-sale                                 33,714,412    13,767,773
Investment and mortgage-backed securities
   held-to-maturity (estimated market value of
   $23,109,067 at September 30, 1997 and
   $26,385,527 at December 31, 1996)                  22,863,339    26,187,821
Loans receivable, net                                 44,344,567    41,703,590
Stock in Federal Home Loan Bank of Seattle, at
   cost                                                1,236,200     1,168,800
Accrued interest receivable                              413,275       330,927
Premises and equipment, net                            2,032,780     1,276,818
Prepaid expenses and other assets                        284,524       448,473
                                                    ------------   -----------
      Total assets                                $  110,539,729   115,873,757
                                                    ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Passbook Accounts                              $   13,933,290    14,521,391
   NOW Accounts                                       15,598,679    14,629,406
   Certificates of Deposit                            38,613,979    38,547,069
                                                    ------------   -----------
    Total Deposits                                $   68,145,948    67,697,866
   Stock oversubscription funds                                -     6,987,070
   Other borrowings                                      710,200             -
   Advances from borrowers for taxes and insurance       385,075       169,872
   Accrued expenses and other liabilities              1,098,757     1,409,312
                                                     -----------   -----------
    Total liabilities                                 70,339,980    76,264,120

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share,
      250,000 shares authorized, none issued
      and outstanding                                          -             -
   Common stock, par value $.01 per share,
      4,000,000 shares authorized, 2,592,100
      issued                                              25,921        25,921
   Additional paid-in capital                         25,189,982    25,142,356
   Unearned ESOP and MRDP compensation                (2,761,418)   (2,073,680)
   Retained earnings, substantially restricted        16,608,848    15,762,582
   Unrealized gain on securities
      available-for-sale, net                          1,136,416       752,458
                                                    ------------   -----------
      Total stockholders' equity                      40,199,749    39,609,637
                                                    ------------   -----------
    Total liabilities and stockholders' equity    $  110,539,729   115,873,757
                                                    ============   ===========


See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
             Three and Nine Months Ended September 30, 1997 and 1996

                                      Three Months            Nine Months
                                        Ended                   Ended
                                      September 30            September 30
                                ----------------------- -----------------------
                                    1997        1996         1997        1996
Interest income:                  --------    --------     --------    --------
   Loans receivable                921,616     907,001    2,748,973  $2,676,191
   Mortgage-backed securities      787,957     596,320    2,165,067   1,856,246
   Investment securities           181,504      51,364      454,137     136,615
   Other                            66,344      48,627      392,852     121,763
                               ----------- -----------  ----------- -----------
Total interest income            1,957,421   1,603,312    5,761,029   4,790,815
                               ----------- -----------  ----------- -----------
Interest expense:
Deposits                           761,493     804,318    2,245,760   2,391,155
Advances from Federal Home
  Loan Bank and other               17,285       6,610       81,638      53,259
                               ----------- -----------  ----------- -----------
Total interest expense             778,778     810,928    2,327,398   2,444,414

Net interest income              1,178,643     792,384    3,433,631   2,346,401

Provision for loan losses                -           -       19,895      55,000
                               ----------- -----------  ----------- -----------
Net interest income after        1,178,643     792,384    3,413,736   2,291,401
  provision for loan losses

Non-interest income:
Insurance commission income        161,130     178,058      469,700     507,344
Customer service charges            50,623      43,786      135,727     120,531
Other                                8,695       4,590       17,398      16,052
                               ----------- -----------  ----------- -----------
Total non-interest income          220,448     226,434      622,825     643,927

Non-interest expense:
Compensation and benefits          432,674     421,252    1,187,636   1,139,746
Occupancy and equipment            125,663     111,239      322,070     354,905
Deposit insurance premiums          27,563      53,477       67,620     146,854
Special assessment by the SAIF           -     450,728            -     450,728
Other                              147,290     134,719      471,882     332,867
                               ----------- -----------  ----------- -----------
Total non-interest expense         733,190   1,171,415    2,049,208   2,425,100
                               ----------- -----------  ----------- -----------

Income (loss) before income taxes  665,901    (152,597)   1,987,353     510,228
Income taxes  (benefit)            257,421     (57,562)     783,377     221,567
                               ----------- -----------  ----------- -----------
Net income  (loss)                 408,480     (95,035)   1,203,976     288,661
                               =========== ===========  =========== ===========

Earnings per share             $      0.17         N/A         0.50         N/A
                               =========== ===========  =========== ===========


See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996

                                                          Nine Months Ended
                                                            September 30,
                                                         1997           1996
                                                     (unaudited)    (unaudited)
Cash flows from operating activities:                  ---------     ---------
   Net income                                        $ 1,203,976       228,661
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                        19,895        55,000
         Depreciation                                    114,814       152,224
         ESOP shares available for allocation            161,762             -
         Stock dividends reinvested in Federal
            Home Loan Bank stock                         (67,400)      (63,900)
         Decrease (increase) in accrued interest
            receivable                                   (82,348)       13,261
         Decrease in prepaid expenses and other
            assets                                       163,949       150,139
         Increase (decrease) in accrued expenses
            and other liabilities                       (508,352)      246,477
                                                       ---------     ---------
   Net cash provided by operating activities           1,006,296       781,862
                                                       ---------     ---------
Cash flows from investing activities:
   Net change in interest-bearing deposits            25,118,807      (636,281)
   Net change in loans receivable                     (2,660,872)   (1,722,503)
   Purchases of investment securities
      held-to-maturity                                         -    (2,272,368)
   Proceeds from matured or called investment
      securities held-to-maturity                        248,750     3,023,568
   Principal payments on mortgage-backed
      securities held-to maturity                      3,075,733     4,442,091
   Purchases of investment securities
      available-for-sale                              (8,864,495)            -
   Proceeds from called investment securities
      available for sale                               2,412,500             -
   Principal payments on mortgage-backed
      securities available-for sale                    3,116,616     1,255,842
   Purchases of mortgage-backed securities
      available-for-sale                             (16,029,505)            -
   Purchases of premises and equipment                  (870,776)      (35,816)
   Purchase of mortgage-backed securities held to
      maturity                                                 -    (2,987,015)
                                                       ---------     ---------
   Net cash provided by investing activities           5,546,758     1,067,518
                                                       ---------    -----------
Cash flows from financing activities:
   Net change in deposits                                448,082        (75,427)
   Repayment of advances from FHLB and other
      borrowings                                      (1,039,800)    (1,916,442)
   Net change in advances from borrowers for
      taxes and insurance                                215,203        137,577
   Refund of stock oversubscription                   (6,987,070)             -
   Dividends paid                                       (357,710)             -
   Proceeds from advances from FHLB and other
      borrowings                                       1,750,000              -
   Funding of MRDP trust                                (801,875)             -
                                                       ---------    -----------
   Net cash used in financing activities              (6,773,170)    (1,854,292)
                                                       ---------    -----------
Net increase  (decrease) in cash and cash equivalents   (220,116)        (4,912)
Cash and cash equivalents, beginning of period         1,165,164      1,196,354
                                                       ---------      ---------
Cash and cash equivalents, end of period             $   945,048      1,191,442
                                                       =========      =========

See accompanying notes to unaudited interim consolidated financial statements.

                          EMPIRE FEDERAL BANCORP, INC.
          Notes to Unaudited Interim Consolidated Financial Statements
                               September 30, 1997

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

         In September 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" (the "Statement"). The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in the Statement to describe the total of all components of comprehensive income including net income. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. "Other comprehensive income' refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings (net income) under current accounting standards (GAAP).

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

Note 4   Earnings Per Share
         ------------------
         Earnings per common share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares sold in the conversion from mutual to stock ownership are assumed to have been outstanding for the three and nine months ended September 30, 1997, for purposes of computing weighted average shares outstanding. Additionally, unallocated ESOP and MDRP shares are excluded from the weighted average common shares outstanding calculation, while allocated shares and shares committed to be released are considered to be outstanding

Note 5   Cash Dividend Declared
         ----------------------
         On October 24, 1997, the Board of Directors declared a quarterly cash dividend of $.075 per common share to stockholders of record on November 12, 1997, payable on November 26, 1997.

Note 6   Capital Compliance
         ------------------
         The following table presents the Savings Bank's compliance with its regulatory capital requirements of September 30, 1997 (dollars in thousands):

                                                                     Percentage
                                                         Amount       of Assets

            GAAP capital(1)                            $ 27,429          24.79%
                                                         ======         ======

            Tangible capital                           $ 25,867          23.83%
            Tangible capital requirement                  1,600           1.50%
                                                         ------         ------
               Excess                                  $ 24,267          22.33%
                                                         ======         ======

            Core capital                               $ 25,867          23.83%
            Core capital requirements                     3,200           3.00%
                                                         ------         ------
               Excess                                  $ 22,667          20.83%
                                                         ======         ======

            Total risk-based capital(2)                $ 26,045          65.78%
            Total risk-based capital requirement(2)       3,167           8.00%
                                                         ------         ------
               Excess(1)                               $ 22,878          57.78%
                                                         ======         ======

           (1) GAAP capital includes unrealized gains on certain available-for-sale securities of $1,136,000 and $426,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.

           (2)  Based on risk-weighted assets of $39,589.

Note 7   Related Party Transaction
         -------------------------
         The Savings Bank's main office was owned by the president, her sister, who is married to the executive vice president and their brother and was leased by the Savings Bank through June 30, 1997. As previously disclosed, the Board of Directors negotiated the purchase of the building, which has been approved by the OTS. Effective July 1, 1997, the property was purchased for $750,000. The negotiated price was based on independent appraisals. The sellers accepted a 10-year 9% note as payment.

                          EMPIRE FEDERAL BANCORP, INC.
          Notes to Unaudited Interim Consolidated Financial Statements

PART I, ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

FINANCIAL CONDITION

Consolidated assets decreased by approximately $5.4 million, or 4.7%, from $115.9 million at December 31, 1996 to $110.5 million at September 30, 1997. This decrease was primarily attributable to the refund of $8.5 million of excess subscription funds from the sale of Company Stock.

The comparison of the consolidated balance sheet was not materially affected by market conditions between December 31, 1996 and September 30, 1997. The investment of the net proceeds from the sale of Company stock during the nine month ended September 30, 1997, resulted in significant changes in interest-bearing deposits and investment and mortgage-backed securities available-for-sale. Interest-bearing deposits at the FHLB decreased from $29.8 million at December 31, 1996 to $4.6 million at September 30, 1997, primarily as the result of the net reinvestment of $21.6 million of the stock sales proceeds in mortgage-backed securities and U.S. Government agency bonds available-for-sale, coupled with the previously noted refund of excess subscription funds. Subsequent maturities of certain mortgage-backed securities and U. S. Government Agency bonds during the quarter ended September 30, 1997, have been reinvested in FHLB interest-bearing deposits. Investment and mortgage-backed securities held-to-maturity decreased $3.3 million from $26.2 million at December 31, 1996, to $22.9 million at September 30, 1997, as the result of payments and maturities. Net loans increased by $2.6 million, or 6.3%, and consisted primarily of permanent and construction loans of 1-4 dwelling units.

Premises and equipment increased from $1.3 million at December 31, 1996, to $2.0 million at September 30, 1997, primarily as the result of the purchase of the main office building in Livingston for $750,000. Other borrowings also increased $710,000 at September 30, 1997, as compared to December 31, 1996, as a result of this transaction.

Deposits increased by $448,000, or .7%, to $68.1 million at September 30, 1997, from $67.7 million at December 31, 1996. Stock oversubscriptions at December 31, 1996 amounted to $7.0 million and were refunded to subscribers as part of the $8.5 million payment made in January 1997.

Stockholders' equity increased from $39.6 million at December 31, 1996, to $40.2 million at September 30, 1997. The increase is the result of net income of $1.2 million, the release of ESOP shares in the amount of $162,000 and an increase of $383,000 related to the increase in market value of securities available-for-sale. In addition, during the third quarter of 1997 the Management Recognition and Development Plan purchased, through a trust funded by the Company, 50,000 shares of company shares for a total cost of $802,000. Allocation of shares under the Plan will be made in 1998. Shareholders' equity was also decreased by the payments of $358,000 in dividends.

ASSET QUALITY

At September 30, 1997, and December 31, 1996, the Savings Bank did not have any nonaccrual loans or troubled debt restructuring. At September 30, 1997, the Savings Bank had eleven loans delinquent over 30 days amounting to $431,000 of which $56,000 were delinquent over 90 days. The Savings Bank has no real estate acquired through foreclosure.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Income. Net income increased by $915,000, or 316.61%, to $1.2 million for the nine months ended September 30, 1997, from $289,000 for the same period in 1996 This increase can be attributed to several factors: In September 1996 the FDIC imposed a special assessment intended to recapitalize the SAIF, which lowered 1996 income. Empire's assessment was $451,000 on a pre-tax basis ($268,000 on an after-tax basis). In addition, interest income increased by $970,000 for the nine months ended September 30, 1997, as compared to the same period in 1996 from the investment of approximately $23.1 million in net proceeds from the sale of stock. Net income for the nine months ended September 30, 1997, also increased because of the reduced cost of interest-bearing deposits and a reduction in deposit insurance premiums. Dime incurred a reduction in profit sharing contingencies from insurance companies for the period ended September 30, 1997, coupled with an increase in other non-interest expense partially offset the aforementioned increases in net income.

Net Interest Income. Net interest income increased $1.1 million, or 46.33%, to $3.4 million for the nine months ended September 30, 1997, from $2.3 million for the same period in 1996. The increase in net interest income primarily reflected an increase in the volume of average interest earning assets attributed to the $23.1 million of net proceeds from the sale of stock.

Interest Income. Total interest income increased by $970,000, or 20.25%, to $5.8 million for the nine months ended September 30, 1997, from $4.8 million for the same period in 1996. The increase was primarily attributable to the net investment of $20.0 million in investments and mortgage-backed securities available-for-sale with stated rates ranging from 5.5% to 7.375% and maturities ranging from 1998 to 2024. These investments represent a majority of the proceeds from the sale of the Company stock, most of which were received in late December 1996.

Interest income on loans increased $73,000, or 2.72%, from $2.7 million for the period ended September 30, 1996, to $2.8 million for the same period in 1997. The increase is partially attributable to the increase in the average balance of loans outstanding from $41.2 million for the period ended September 30, 1996, to $43.1 million for the same period in 1997. This increase in volume was offset by a decrease in average yield from 8.65% for the nine months ended September 30, 1996, to 8.50% for the same period in 1997.

Interest Expense. Total interest expense was $2.3 million for the nine months ended September 30, 1997, as compared to $2.4 million for the same period in 1996. The $117,000, or 4.8%, decrease was the result of a $145,000 decrease in interest on deposits offset by an increase of $28,000 in other interest expense.

The decline in deposit interest is caused by a reduction of $2.0 million in average outstanding deposits for the nine months ended September 30, 1996, of $69.1 million to $67.1 million for the same period in 1997. In addition to the decline in average deposits, the average cost of deposits for the period ended September 30, 1996, was 4.61% and for the same period in 1997, the average cost declined to 4.46%.

Other interest expense of $53,000 for the period ended September 30, 1996, related primarily to short-term borrowings from the FHLB. There were only nominal borrowings from the FHLB during the period ended September 30, 1997; however, during this period, $63,000 in interest was paid to subscribers of the stock sale on stock issuance date of January 23, 1997. Also included in other interest expense for 1997 is $16,000 related to the debt associated with the purchase of the main office building in July 1997.

Provision for Loan Losses. The provision for loan losses was $20,000 for the nine month period ended September 30, 1997, as compared to a $55,000 provision in the same period in 1996. During the nine months ended September 30, 1997, Empire charged off $20,000 of mortgage loans. Management's analysis of the loan portfolio determined that the reserve would be restored to $200,000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .45% at September 30, 1997, and
 .48% at September 30, 1996.

Non-Interest Income. Non-interest income decreased $21,000 for the nine months ended September 30, 1997, as compared to the same period in 1996 primarily as the result of a $37,000 decrease in commissions and profit sharing contingencies from insurance companies. This decrease was partially offset by an increase in customer service charges of $15,000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $470,000 and $507,000 were received for the nine months ended September 30, 1997, and 1996, respectively. The decrease in commission income resulted primarily from increases in competition and reduced premiums and commissions from key companies represented by Dime.

Non-Interest Expense. Total non-interest expense decreased $376,000 for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. This net change was the result of several factors:

  * On September 30, 1996, the FDIC imposed a one-time special assessment to all thrift institutions intended to recapitalize the SAIF. Empire's assessment was $451,000.

  * Compensation and benefits, while remaining relatively stable for the periods ending September 30, 1997, and 1996, did include a $162,000 charge for 1997 related to the newly adopted ESOP. For the same period in 1996, a bonus accrual of $123,000 and a pension accrual of $89,000 was recorded. For the period ending September 30, 1997, no provision for the pension was made because of the fully funded status of the plan and the ESOP accrual was in lieu of the previous bonus accrual.

  * Occupancy and equipment expense decreased $33,000 from the period ended September 30, 1996, to the same period in 1997 primarily because of the fully depreciated status of certain assets.

  * Deposit insurance premiums decreased by $79,000, or 53.74%, from $147,000 for the nine months ended September 30, 1996, to $68,000 for the same period in 1997 because of the recapitalization of SAIF in 1996.

  * Other non-interest expense increased $139,000, or 41.76%, from the nine months ended September 30, 1996, to the same period in 1997. The increase includes a $27,000 increase in accounting expense caused by the additional audit required for the change in fiscal year, increased advertising and stationery costs of $30,000 and legal costs of $47,000 associated with being a public company.

Income Taxes. Income taxes increased $562,000 from the nine month period ended September 30, 1996, as compared to the same period in 1997 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 39.42% and 43.43% for the nine months ended September 30, 1997, and 1996, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Income. Net income increased by $503,000 to $408,000 for the three months ended September 30, 1997, as compared to a $95,000 loss for the same period in 1996. The primary cause for this change was the special assessment imposed by the FDIC to recapitalize the SAIF on September 30, 1996. Empire's assessment was $451,000 on a pre-tax basis ($268,000 on an after-tax basis). In addition, interest income increased by $354,000 for the three months ended September 30, 1997, as compared to the same period in 1996 from the investment of the net proceeds from the sale of stock. Net income for the three months ended September 30, 1997, also increased because of the reduced cost of interest-bearing deposits.

Net Interest Income. Net interest income increased $386,000, or 48.74%, to $1.2 million for the three months ended September 30, 1997, from $792,000 for the same period in 1996. The increase in net interest income primarily reflected an increase in the volume of average interest earning assets attributed to the $23.1 million of net proceeds from the sale of stock while average interest-bearing deposits declined by $2.2 million for the comparable periods.

Interest Income. Total interest income increased by $354,000, or 22.09%, to $2.0 million for the three months ended September 30, 1997, from $1.6 million for the same period in 1996. The increase was primarily attributable to the net investment of approximately $20.0 million in investments and mortgage-backed securities available-for-sale with stated rates ranging from 5.5% to 7.375% and maturities ranging from 1998 to 2024. These investments represent a majority of the proceeds from the sale of the Company stock, most of which were received in late December 1996.

Interest income on loans increased $15,000, or 1.65%, from $907,000 for the three months ended September 30, 1996, to $922,000 for the same period in 1997. The increase is partially attributable to the increase in the average balance of loans outstanding from $41.6 million for the three months ended September 30, 1996, to $43.6 million for the same period in 1997. The average yield was 8.72% for the three months ended September 30, 1996, and 8.46% for the same period in 1997.

Interest Expense. Total interest expense was $779,000 for the three months ended September 30, 1997, as compared to $811,000 for the same period in 1996. The $32,000, or 3.95%, decrease was the result of a $43,000 decrease in interest on deposits and an increase of $11,000 in other interest expense.

The decline in deposit interest is caused by a reduction of $2.2 million in average outstanding deposits for the three months ending September 30, 1996, of $69.1 million to $66.9 million for the same period in 1997. In addition to the decline in average deposits, the average cost of deposits for the three months ended September 30, 1996, was 4.65% and for the same period in 1997, the average cost declined to 4.55%.

Other interest expense of $17,000 for the three months ended September 30, 1997, related primarily to the debt associated with the purchase of the main office building in July 1997. There were only nominal borrowings during the period ended September 30, 1996.

Provision for Loan Losses. There was no provision for loan losses for the three month periods ended September 30, 1997, and 1996. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .45% at September 30, 1997, and .48% at September 30, 1996.

Non-Interest Income. Non-interest income decreased $6,000 for the three months ended September 30, 1997, as compared to the same period in 1996 primarily as the result of a $17,000 decrease in insurance commission income offset by an increase of $11,000 in customer service charges and other non-interest income.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $161,000 and $178,000 were received for the three months ended September 30, 1997, and 1996, respectively. The decrease in commission income resulted primarily from increases in competition and reduced premiums and profit sharing contingencies from insurance companies represented by Dime.

Non-Interest Expense. Total non-interest expense decreased $438,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This net change was the result of several factors:

  * On September 30, 1996, the FDIC imposed a one-time special assessment to all thrift institutions intended to recapitalize the SAIF. Empire's assessment was $451,000.

  * Compensation and benefits, while remaining relatively stable for the three months ending September 30, 1997 and 1996, did include a $56,000 charge for 1997 related to the newly adopted ESOP. For the same period in 1996, a bonus accrual of $35,000 and a pension accrual of $27,000 was recorded. For the period ending September 30, 1997, no provision for the pension was made because of the fully funded status of the plan and the ESOP accrual was in lieu of the previous bonus accrual.

  * Deposit insurance premiums decreased by $26,000, or 49.06%, from $53,000 for the three months ended September 30, 1996, to $27,000 for the same period in 1997 because of the recapitalization of SAIF in 1996.

  * Other non-interest expense increased $13,000, or 9.33%, from the three months ended September 30, 1996, to the same period in 1997. The primary reason for the increase is additional auditing, legal, advertising and stationery costs associated with being a public company.

Income Taxes. Income taxes increased $315,000 from the three month period ended September 30, 1996, as compared to the same period in 1997 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 38.66% and 37.72% (benefit) for the three months ended September 30, 1997 and 1996, respectively.

PART II - OTHER INFORMATION

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

Empire Federal Bancorp, Inc.





By    /s/ Beverly D. Harris                      November 14, 1997
      ---------------------                      -----------------
          Beverly D. Harris                           Date
          President & Chief Executive Officer
          (Principal Executive Officer)

By    /s/ Ernest A. Sandberg                     November 14, 1997
      ----------------------                    ------------------
          Ernest A. Sandberg                          Date
          Executive Vice President & Secretary
          (Principal Financial and Accounting Officer)