Form 10KSB40
period 1997-12-31
EMPIRE FEDERAL BANCORP INC
filed 1998-03-31
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ---------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-28934

                         EMPIRE FEDERAL BANCORP, INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                        81-0512374
---------------------------------------------          ----------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization                                       Identification No.)

123 South Main Street, Livingston, Montana                 59047
---------------------------------------------          ----------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (406) 222-1981

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
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

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. YES x NO

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "EFBC" on March 6, 1998, was $45,361,750 (2,592,100 shares at $17.50 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

     The registrant's revenues for the year ended December 31, 1997 were $8,567,729.

     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the year ended December 31, 1997 (Parts I and II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)   Yes      No  X
                                                                ----    ----

                                    PART I

Item 1.  Business
-----------------

      Empire Federal Bancorp, Inc. (the "Corporation"), a Delaware corporation, was incorporated on September 20, 1996 for the purpose of becoming the holding company for Empire Federal Bank ("Empire Federal" or the "Bank") (the Corporation and Empire Federal shall at times be referred to as the "Corporation") upon Empire Federal's conversion from a federal mutual stock savings and loan association to a federal stock Bank ("Conversion"). The Conversion was completed on January 23, 1997. At December 31, 1997, the Corporation had total assets of $109.8 million, total deposits of $66.9 million and stockholders' equity of $40.6 million. The Corporation has not engaged in any significant activity other than holding the stock of Empire Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Empire Federal.

      Empire Federal was organized in 1923 as a Montana-chartered mutual building and loan association under the name "Empire Building and Loan Association." In 1970, the Bank converted to a federal charter and adopted the name "Empire Federal Savings and Loan Association of Livingston." The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System.

      The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one- to four- family residential dwellings. The Bank considers Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. Lending activities also have included the origination of multi-family, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one- to four- family residential properties. The portfolio also includes U.S. Government agency securities. Investment securities, including mortgage-backed securities and FHLB stock, totaled $58.3 million, or 53.1% of total assets, at December 31, 1997. In addition to interest and dividend income on loans and investments, the Bank receives other income from the sale of insurance products through its wholly-owned subsidiary, Dime Service Corporation.

      LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated. The Bank had no concentration of loans of a given category exceeding 10% of total gross loans other than as set forth below.

                                           At December 31
                              -----------------------------------------
                                     1997                  1996
                              -----------------------------------------
                              Amount     Percent     Amount     Percent
                              ------     -------     ------     -------
                                           (Dollars in Thousands)

 One- to four-family........  $38,178     79.02%    $35,287     80.50%
 Multi-family...............    3,162      6.54       2,241      5.11
 Commercial real estate.....    1,102      2.28       1,118      2.55
 Consumer...................    3,095      6.41       2,321      5.30
 Share loans................      591      1.22         629      1.43
 Construction...............    2,185      4.53       2,238      5.11
                              -------    ------     -------    ------
   Total....................   48,313    100.00%     43,834    100.00%
                                         ======                ======
Less:
 Loans in process...........    2,086                 1,657
 Deferred loan origination
       fees and costs.......      314                   274
 Allowance for loan losses..      200                   200
                              -------               -------
   Total loans, net.........  $45,713               $41,703
                              =======               =======

      Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Bank is the origination for portfolio of permanent residential one- to four-family first mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 1997, $38.2 million, or 79.02%, of the Bank's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans, with an average balance of $56,000.

      The Bank presently originates for its portfolio fixed-rate mortgage loans secured by one- to four rental properties with terms of up to 20 years and up to 30 years for owner-occupied residential properties. At December 31, 1997, $36.1 million, or 74.70% of the total loans before net items were fixed rate one- to four-family loans and $2.1 million, or 4.32%, were adjustable rate mortgage ("ARM") loans. The Bank has offered two ARM loan products for portfolio which adjust annually subject to a limitation on the annual increase of 1.5% to 2.0% and an overall limitation of 5.0% or to a specific ceiling rate. These ARM products utilize either the OTS Monthly Median Cost of Funds Index or the Semi-Annual Cost of Funds Index ("COFI"). Loans based on COFI constitute a majority of the Bank's ARM loans. The COFI is a lagging model index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment.

      The Bank's ARM loans do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

      ARM loans help reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing with increased costs to the borrower. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

      The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner occupied properties to 80% of the lesser of the appraised value or the purchase price, however, most loans have loan-to-value ratios of 75% or less. Appraisals are obtained on all properties and are made by independent fee appraisers approved by the Board of Directors.

      The Bank offers fixed-rate, permanent owner-occupied one- to four-family mortgage loans with terms of up to 30 years. Substantially all permanent one- to four-family loans have original contractual terms to maturity of 20 to 25 years and are primarily made for loan amounts of less than $250,000. Such loans generally are amortized monthly with principal and interest due each month and customarily include "due-on-sale" clauses. The Bank enforces due-on-sale clauses to the extent permitted under applicable laws. Substantially all of the Bank's mortgage loan portfolio consists of conventional loans. The Bank has not originated significant amounts of mortgage loans on second residences.

      The Bank also originates residential mortgage loans secured by non-owner occupied rental properties within its primary market area. Generally, such loans are made at higher interest rates than owner occupied residential mortgage loans, with a loan-to-value ratio of 70%, and with a debt coverage ratio of 1.25x.

      The Bank requires title insurance on all real estate secured loans. The Bank also requires that fire and extended coverage casualty insurance or homeowners insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

      Construction Loans. The Bank originates construction loans primarily to prospective home owners for the construction of their single-family residences. Construction loans generally convert to a permanent loan upon the completion of construction. Construction loans generally begin to amortize as permanent residential one- to four-family mortgage loans after the construction period (typically six months) is completed, unless extended. At December 31, 1997, construction loans amounted to $2.2 million, or 4.53%, of the Bank's total loan portfolio, before net items. Construction loans have rates and terms which generally match the non-construction loans then offered by the Bank, except that during the construction phase, the borrower pays only interest on the loan. The borrower is qualified at the interest rate for the permanent loan. The Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Bank periodically reviews the progress of the underlying construction project. Construction lending is generally limited to the Bank's primary lending areas and is underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans.

      Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction and the possibility of costs exceeding the initial estimates. The Bank has sought to minimize the risks associated with permanent construction lending by limiting construction loans to qualified owner occupied borrowers with construction performed by qualified builders located primarily in the Bank's market area.

      Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At December 31, 1997, the Bank's loan portfolio included $3.2 million in multi-family loans and $1.1 million in commercial real estate loans.

      Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be influenced by adverse conditions in the real estate market or the economy.

      Multi-family and commercial real estate loans originated by the Bank are predominately fixed-rate loans with terms to maturity of 15 to 20 years. The Bank's commercial real estate portfolio consists of loans on a variety of properties located in the Bank's primary market area, including office buildings and churches. Multi-family loans generally are secured by small to medium-sized apartment buildings. Appraisals on properties which secure multi-family and commercial real estate loans are performed by an independent appraiser engaged by the Bank before the loan is made. Underwriting of commercial and multi-family loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers. The Bank imposes a debt coverage ratio of 1.25x to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments plus provide an acceptable return to the investor. Operating statements on each multi-family and commercial real estate loan are required and reviewed by management on an annual basis.

      At December 31, 1997, the average loan balance of the Bank's multi-family loans was $176,000. At December 31, 1997, the Bank had four multi-family loans with one borrower with an aggregate balance of $1.1 million. All of the properties securing multi-family loans are located in the Bank's primary market area with the exception of one participation loan on a property located in California with a balance at December 31, 1997, of $319,000. At December 31, 1997, one multi-family and commercial real estate loan amounting to $54,000 was delinquent.

      Consumer Lending. The Bank's consumer loan portfolio consists primarily of home equity, home improvement, loans secured by deposits and, to a substantially lesser extent, mobile home and automobile loans. At December 31, 1997, the Bank's consumer loans totalled approximately $3.7 million, or 7.63%, of the Bank's gross loans of which $3.0 million, or 6.29%, consisted of home equity and home improvement loans.

      Consumer loans are made at fixed interest rates and for varying terms. Home equity and home improvement loans are made for terms up to 15 years for owner occupied residences. In the case of home equity loans, the Bank holds a second mortgage behind its own or another financial institution's first mortgage. When originating a home equity loan, the Bank accounts for both the first and second mortgage liens and generally limits the loan-to-value ratio to 80%.

      Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.


      Maturity of Loan Portfolio. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1997. The table does not include prepayments of scheduled principal repayments.
ARM loans are shown as maturing based on contractual maturities.

                                                                                  Consumer
                           1-4 Family   Multi-family  Commercial   Construction   and Share   Total
                           ----------   ------------  ----------   ------------   ---------   -----
                                                             (In Thousands)
Amounts Due:

    Within 3 months........  $    33      $     -      $     -       $     -      $   164   $    197
    3 months to 1 year.....        3            -            -         2,185          326      2,514

After 1 year:

    1 to 3 years...........      199           95           35             -          204        533
    3 to 5 years...........      360          226           38             -          385      1,009
    5 to 10 years..........    3,707          738          737             -          709      5,891
    10 to 20 years.........   23,527        1,905          292             -        1,502     27,226
    Over 20 years..........   10,349          198            -             -          396     10,943
                              ------       ------       ------        ------       ------   --------

Total due after one year...   38,142        3,162        1,102             -        3,196     45,602
                              ------       ------       ------        ------       ------   --------
Total amount due...........  $38,178       $3,162       $1,102        $2,185       $3,686     48,313
                             =======       ======       ======        ======       ======

Less:

 Allowance for loan loss...                                                                      200
 Loans in process..........                                                                    2,086
 Deferred loan fees........                                                                      314
                                                                                             -------
    Loans receivable, net..                                                                  $45,713



    The following table sets forth the dollar amount of all loans due after ecember 31, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                 Fixed-          Floating- or
                                 Rates        Adjustable-Rates     Total
                                 -----        ----------------     -----
                                               (In Thousands)

 One- to four-family .........  $36,054           $ 2,088         $38,142
 Multi-family.................    1,727             1,435           3,162
 Non-residential..............    1,102                 -           1,102
 Construction.................        -                 -               -
 Consumer and share...........    3,196                 -           3,196
                                -------           -------         -------
     Total....................  $42,079            $3,523         $45,602
                                =======           =======         =======

      Scheduled contractual principal repayments of loans as presented in the preceding table do not reflect the actual life of such assets. The average life of loans ordinarily is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current mortgage loan market rates.

      Loan Solicitation and Processing. Loan customers are solicited through advertising media and contacts with local real estate brokers. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. All of the Bank's lending is subject to its written nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Bank's Board of Directors.

      All loans must be approved by the Bank's Loan Committee, which consists of any three members of the Board of Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. Because the Bank originates loans for its own portfolio, many of the loans do not comply with all secondary market documentation criteria. This practice has enabled the Bank to develop an expedited loan application and approval process which management believes provides it with a competitive advantage in its primary market area while continuing to maintain its underwriting standards. Management of the Bank also believes its local decision-making capabilities is an attractive quality to customers within its market area. The Bank's loan approval process allows loans to be approved and closed in approximately four weeks.

      Loan Commitments. Loan commitments typically contain a termination date of 30 days from the date of the commitment letter that is issued at the time the loan is approved. The Bank had outstanding loan commitments of approximately $979,000 at December 31, 1997, all of which were for fixed rate loans.

      Loan Originations, Sales and Purchases. During the year ended December 31, 1997, the Bank's total gross loan originations were $12.4 million.

      The Bank has occasionally originated or participated in loans secured by properties outside the State of Montana. These properties are primarily located in California but also include loans secured by one- to four- family properties in Massachusetts, New Mexico, Arizona and Colorado. At December 31, 1997, these loans amounted to $1.4 million and consisted of (i) $712,000 in permanent residential one- to four-family mortgage loans, (ii) $396,000 in multi-family loans, and (iii) a participation interest in a commercial real estate loan for $319,000. The Bank has purchased loan participation interests primarily during periods of reduced loan demand in its market area. At December 31, 1997, the Bank had four participations in its primary market area with a balance of $160,000. Any such purchases are made in conformance with the Bank's underwriting standards. The Bank may decide to purchase additional loans outside its market area in the future depending upon the demand for mortgage credit in its market area, however, it has not purchased any participation interests outside of its primary market area during the past five years.

      Historically, the Bank has been a portfolio lender, maintaining the residential mortgage loans it originates in its portfolio rather than selling them in the secondary market. The Bank currently intends to continue this practice.

      The following table sets forth the Bank's originations and loan sales and principal repayments during the periods indicated. Predominately all mortgage loan originations during the periods indicated were fixed-rate loans.

                             Year  Ended      Six Months       Year Ended
                             December 31,  Ended December 31     June 30
                             ------------  -----------------   ----------
                                 1997           1996               1996
                                 ----           ----               ----
                                           (In Thousands)

Total gross loans receivable
  at beginning of period.....  $43,834         $43,110         $40,124
                               -------         -------         -------

Loans originated:
 One- to four-family........     5,876           2,636           7,411
 Multi-family...............     1,312               -             225
 Construction...............     3,047           2,096           2,631
 Commercial.................       134               -              47
 Consumer...................     2,004             463           2,069
                               -------         -------         -------
   Total loans originated...    12,373           5,195          12,383

Loans sold:

 Whole loans................         -               -               -
 Participations sold........         -               -               -
   Total loans sold.........         -               -               -

Loan principal repayments...    (7,894)         (4,471)         (9,397)
                               --------        --------        -------

Net loan activity...........     4,479             724           2,986
                               -------         -------         -------

 Total gross loans receivable
  at end of period..........   $48,313         $43,834         $43,110
                               =======         =======         =======

      Loan Origination and Other Fees. The Bank charges loan origination fees, which are a percentage of the principal amount of the mortgage loan. The amount of fees charged by the Bank is generally up to 1% for mortgage loans and 2% for construction loans. The Bank generally does not charge fees for home equity loans. Current accounting standards require that origination fees received (net of certain loan origination costs) be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $314,000 in net deferred loan fees at December 31, 1997.

      Non-Performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required loan payment when due, the Bank institutes collection procedures. All loan payments are due on the contractual due date, however, a loan is not considered delinquent and collection procedures are not instituted until after the 30th day of the contractual due date. The Bank does not charge its borrowers late penalty fees on payments made after the contractual due date because the Bank charges daily interest on the outstanding loan balance. The first notice is mailed to the borrower 30 days after the contractual due date and, if necessary, a second written notice follows within 30 days thereafter giving the borrower 15 days to respond and correct the delinquency. Attempts to contact the borrower by telephone generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current or foreclosure is initiated. Attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

      After such attempts have been made by the Bank, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is then reduced by the full amount of accrued and uncollected interest.

      When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Bank institutes the same collection procedures as for its mortgage loan borrowers.

      The Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

      At December 31, 1997 and 1996, the Bank did not have any nonaccrual loans, accruing loans contractually past due 90 days or more as to principal or interest payments, or troubled debt restructurings within the meaning of SFAS No. 15. Loans amounting to $611,000 and $52,000 were past due, but still accruing at December 31, 1997 and 1996, respectively. The increase in delinquent loans is primarily related to one-to-four family mortgages located in Gallatin County. Management does not expect any significant loss from these delinquencies.

      Real Estate Owned. The Bank had no real estate acquired through foreclosure or in satisfaction of loans at December 31, 1997 or 1996.

      Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses may make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by the Bank.

      At December 31, 1997, the Bank had 2 substandard loans totaling $80,000 and at December 31, 1996 had two substandard loans totaling $73,000.

      Allowance for Loan Losses. The Bank has established a systematic methodology for determining provisions for loan losses. The methodology is set forth in a formal policy and considers the need for an overall general valuation allowance as well as specific allowances for individual loans.

      In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank may increase its allowance for loan losses by charging provisions for loan losses against the Bank's income.

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

      At December 31, 1997, the Bank had an allowance for loan losses of $200,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations in accordance with GAAP, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will continue to be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

      The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                Six
                             Year Ended     Months Ended      Year Ended
                             December 31,    December 31,      June 30
                             -----------     ------------      -------
                                1997             1996            1996
                                ----             ----            ----
                                        (Dollars in Thousands)

Total loans outstanding
  before net items .........  $48,313          $43,834         $43,110
                              -------          -------         -------

Allowance balance at
 beginning of year..........      200              200             145
                              -------          -------         -------

Provision
  One-to-four family........       19                0              55
  Consumer..................        1                0               0
                              -------          -------         -------
Total.......................       20                0              55

Net charge-offs
  One-to-four family........      (19)               0               0
  Consumer..................       (1)               0               0
                              -------          -------         -------
Total.......................      (20)               0               0
                              -------          -------         -------

Allowance balance at end
  of year...................  $   200         $    200         $   200
                              =======         ========         =======
Allowance for loan losses
  as a percent of total
  loans outstanding.........     0.41%            0.46%           0.46%

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

                                      December 31
                      -------------------------------------------
                             1997                     1996
                      -------------------     -------------------
                                % of                     % of
                                Loans                    Loans
                                in Each                  in Each
                                Category                 Category
                                to Total                 to Total
                      Amount    Loans         Amount     Loans
                      ------    --------      ------     --------
                                (Dollars in Thousands)

One- to four-family..  $120      79.02%        $120       80.50%
Commercial real
  estate.............    40       2.28           40        5.11
Multi-family.........    25       6.54           25        2.55
Construction.........    --       4.53            -        5.11
Consumer and share...    15       7.63           15        6.73
                       ----     ------         ----      ------
  Total allowance....  $200     100.00%        $200      100.00%
                       ====     ======         ====      ======

Investment Activities

      The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is also required to maintain an investment in FHLB stock as a condition of membership in the FHLB-Seattle.

      The Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 1997, the Bank's regulatory liquidity of 25.3% was significantly in excess of the 4% required by OTS regulations. The securities in the Bank's investment portfolio provide it with liquidity for funding loan originations and enables the Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Company's Annual Report to Stockholders incorporated herein by reference.

      The President of the Bank determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's policies generally limit investments to U.S. Government and agency securities and mortgage-backed securities issued and guaranteed by FHLMC, FNMA and Government National Mortgage Association ("GNMA"). The Bank's policies provide that investment purchases be ratified at monthly Board of Directors meetings. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

      At December 31, 1997, the Bank's investment and mortgage-backed securities portfolio totaled $57.1 million and consisted principally of U.S. Government and agency obligations and U.S. Government and agency mortgage-backed securities. At December 31, 1997, the Bank had investment securities available-for-sale with an estimated market value of $7.9 million, which includes stock in the FHLMC and two mutual funds, the assets of which consisted of ARM loans and U.S. Government and agency securities. The FHLMC common stock at December 31, 1997, had an amortized cost of $55,000 and an estimated market value of $2.0 million. The market value of the FHLMC common stock has increased significantly since its purchase in the mid-1980's. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

      U.S. Government and Agency Obligations. At December 31, 1997, the Bank's portfolio of U.S. Government and agency obligations had a carrying value of $7.0 million with maturity dates between 1998 and 2011. At December 31, 1997, the interest rates on these obligations ranged from 5.19% to 7.52%.

      The Bank's investment securities include structured notes in the form of step-up bonds and bonds that are subject to call. The form of structured notes in which the Bank has invested provides for periodic adjustments in coupon rates on specified dates or call prior to maturity. The Bank purchases these bonds as part of its investment strategy and will only consider bonds issued by a governmental agency with maturities of no longer than 15 years. Management of the Bank acknowledges the uncertainty that these instruments may be called before maturity with the initial higher coupon offered by these bonds. Management of the Bank realizes that step-up bonds, or bonds subject to call, are not as liquid an investment as traditional agency bonds and thus involve more risk than other investments in the Bank's portfolio. However, as the Bank intends to hold the instruments until their maturity or call, management does not consider this as an obstacle to purchasing these instruments. At December 31, 1997, the Bank had $750,000 in step-up bonds.

      Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Bank as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (iii) enable the Bank to use mortgage-backed securities as collateral for financing; and (iv) invest excess funds during periods of reduced loan demand. Included in the Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits ("REMICs"), which mature between 2008 and 2023 and have interest rates based primarily on the rate paid on U.S. Treasury securities and the COFI. At December 31, 1997, net mortgage-backed securities totaled $47.6 million, or 43.39%, of total assets. At December 31, 1997, $13.7 million of the mortgage-backed securities had adjustable rates of interest and $33.9 million had fixed rates. The mortgage-backed securities portfolio had coupon rates ranging from 5.5% to 13.5% and had a weighted average yield of 6.57% during the year ended December 31, 1997. At December 31, 1997, the amortized cost of the Bank's mortgage-backed securities held to maturity was $19.1 million.

      Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because they have low risk weighting.

      REMICs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Investment practices of the Bank prohibit the purchase of high risk REMICs. The Bank held REMICs with a net carrying value of $13.0 million at December 31, 1997. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At December 31, 1997, the Bank did not own any privately issued REMICs.

      Thrift Bulletin Number 52 ("TB-52"), the OTS Policy Statement on securities portfolio policies and unsuitable investment practices, requires that institutions classify mortgage derivative products acquired, including REMICs and certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At December 31, 1997, the Bank did not have any securities that would be identified under TB-52 as "high-risk mortgage securities." The Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

      Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments.

      Of the Bank's $47.6 million mortgage-backed securities portfolio at December 31, 1997, $11.4 million had contractual maturities within six years and $36.2 million had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

      The following table sets forth information regarding the Bank's mortgage-backed securities (including REMICs) activity for the periods indicated.

                                                           Six Months
                               Year Ended December 31,  Ended December 31,
                               -----------------------  ------------------
                                        1997                    1996
                                        ----                    ----
                                                 (In Thousands)

 Beginning balance.................  $35,566                   $35,188
                                     -------                   -------
 Mortgage-backed securities
   purchased.......................   19,996                     2,802

 Amortization of premiums and
   discounts.......................      (15)                        8
 Principal repayments and
   change in fair market value.....   (7,906)                   (2,432)
                                     -------                    -------
   Ending balance..................  $47,641                    $35,566
                                     =======                    =======

      The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                      At December 31
                         ---------------------------------------------
                                1997                      1996
                         -------------------         -----------------
                                     Percent                   Percent
                         Amount     of Total         Amount   of Total
                         ------     --------         ------   --------
                                    (Dollars in Thousands)

Mortgage-backed securities:

 REMIC..................$12,956      27.19%         $ 1,871     5.26%
 GNMA...................  5,302      11.13            2,716     7.64
 FNMA................... 14,448      30.33           11,966    33.64
 FHLMC..................  14,935     31.35           19,013    53.46
                        --------    ------          -------   ------
   Total................$47,641     100.00%         $35,566   100.00%
                        =======     ======          =======   ======

      The following table sets forth the contractual maturities of the Bank's mortgage-backed securities portfolio as of December 31, 1997:

                Contractual Maturities Due in Year(s) Ended December 31,
                --------------------------------------------------------
                                        2001    2004    2014
                                         to     to       and
                 1998   1999    2000    2003    2013  Thereafter  Total
                 ----   ----    ----    ----    ----  ----------  -----
                                       (In Thousands)

Mortgage-backed

 securities.....$2,237 $2,995  $3,629  $2,563  $12,602  $23,615  $47,641
                ====== ======  ======  ======  =======  =======  =======

      The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock at the dates indicated. At December 31, 1997, the market value of the Bank's investment securities held to maturity portfolio was $1.5 million and securities available for sale portfolio was $7.9 million.

                                      At December 31,
                                     -----------------
                                     1997         1996
                                     ----         ----
                                      (In Thousands)

Investment securities held
to maturity:
 U.S. Government securities.....  $     -       $     -
 U.S. agency securities.........    1,500         2,699
                                  -------       -------
   Total held-to-maturity
     securities ................    1,500         2,699
Securities available-for-sale
  (1 and 2).....................    7,911         1,690
Interest-bearing deposits.......    1,825        29,824
FHLB stock......................    1,261         1,169
                                  -------       -------
   Total........................  $12,497       $35,382
                                  =======       =======

(1)  Includes FHLMC common stock and mutual funds.
(2)  Excludes mortgaged-backed securities.


      The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's held-to-maturity and available-for-sale investment securities portfolios as of December 31, 1997.

                                 More Than       More Than
                  One Year        One to          Five to          More Than             Total
                  or Less       Five Years       Ten Years         Ten Years     Investment Securities
            ---------------- ---------------- ---------------- ---------------- ------------------------
            Carrying Average Carrying Average Carrying Average Carrying Average Carrying Average  Market
             Value    Yield   Value    Yield   Value    Yield    Value   Yield   Value    Yield   Value
             -----    -----   -----    -----   -----    -----    -----   -----   -----    -----   -----
                                             (Dollars in Thousands)
                                                         <c.
U.S. agency
 obliga-
 tions......$  250    5.19%    $ 250    6.48%$   500     6.00%     $500   6.63%  $1,500    6.15%  $1,499
Securities
 available-
 for-sale... 2,364(1)    -       500    7.05   5,047     6.99         -      -    7,911    7.00    7,911
             -----              ----           -----               ----          ------           ------
 Total......$2,614              $750          $5,547               $500          $9,411           $9,410
            ======              ====          ======               ====          ======           ======

(1) Consists of FHLMC common stock and mutual funds.

Deposit Activities and Other Sources of Funds

      General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1997, the Bank had no other borrowing arrangements.

      Deposit Accounts. Substantially all of the Bank's depositors are residents of south-central Montana. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly.

      The following table sets forth certain information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 1997.

Weighted                                                            Percen-
Average                                                             tage of
Interest  Original                                Minimum            Total
 Rate      Term    Checking and Savings Deposits  Amount  Balance  Deposits
--------   ----    -----------------------------  ------- -------  --------
                                                       (In Thousands)

2.55%     None          NOW accounts               $200   $10,137    15.17%
3.25%     None          Regular savings               5    13,572    20.30
3.50%     None          Money market accounts     1,000     4,702     7.03

                         Certificates of deposit:

5.08%     1-3 months    Fixed term, fixed rate      500     1,000     1.50
5.27%     4-6 months    Fixed term, fixed rate      500     6,484     9.70
5.46%     7-12 months   Fixed term, fixed rate      500    10,243    15.32
5.64%     13-24 months  Fixed term, fixed rate      500     7,779    11.63
5.95%     25-36 months  Fixed term, fixed rate      500     7,109    10.63
6.22%     37-48 months  Fixed term, fixed rate      500     1,036     1.55
6.45%     49-120 months Fixed term, fixed rate      500     3,986     5.96
5.53%     Various       Jumbo certificates      100,000       811     1.21
                                                          -------   ------
                                                           66,859   100.00%

            Accrued interest on deposits                      100
                                                          -------
4.55%       Total                                         $66,959
                                                          =======

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

           Maturity Period        Amount
           ---------------        ------
                               (In Thousands)

Three months or less.......      $  821
Over three through six
  months ..................         207
Over six through 12 months.       1,078
Over 12 months.............         448
                                 ------
     Total.................      $2,554
                                 ======

Time Deposits by Rates

     The following table sets forth the time deposits in the Bank classified by rates at December 31, 1997.

                                 Amount
                                 ------
                              (In Thousands)

      3.00 - 5.00%........          756
      5.01 - 7.00%........       35,639
      7.01 - 8.00%........        2,053
                                 ------
Total.....................       38,448
                                 ======

      The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                    Amount Due
                 ----------------------------------------------------------
                                                          After
                 December 31, December 31, December 31, December 31,
                     1998        1999        2000          2000       Total
                 ------------ ------------ ------------ ------------  -----
                                         (In Thousands)

  Time deposits.. $27,137       $5,451      $3,858         $2,002    $38,448
                  =======       ======      ======         ======
  Accrued
   interest on
   certificate
   accounts......                                                        100
                                                                     -------
     Total.......                                                    $38,548
                                                                     =======

Savings Activities

      The following table sets forth the deposit activities of the Bank for the periods indicated.
                                Year Ended        Year Ended
                                December 31,      December 31,
                                ------------      ------------
                                    1997              1996
                                    ----              ----
                                        (In Thousands)

Net decrease before interest
 credited......................   $(3,876)           $(5,404)
Interest credited..............     3,037              3,245
                                    -----             ------
Net decrease in savings
 deposits......................   $  (839)           $(2,159)
                                  ========           ========
                                       17

Borrowings

      While savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to fund the purchase of investment and mortgage-backed securities. At December 31, 1997, the Bank did not have any borrowings from the FHLB-Seattle, but was eligible to borrow up to approximately $22 million.

      The FHLB-Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

      The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Bank had during the periods indicated.

                                         Year Ended      Six Months Ended
                                        December 31,       December  31,
                                        ------------       -------------
                                             1997             1996
                                             ----             ----
                                            (Dollars in Thousands)

Short-term FHLB advances:

  Average balance outstanding............. $    -           $   227
  Maximum amount outstanding at any
    month-end during the period...........  1,000             1,500
  Weighted average interest rate
    during the period.....................   5.78%             5.83%
Total short-term borrowings at
  end of period...........................      -                 -

Subsidiary Activities

      Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporation, (Dime Service Corporation), did not exceed these limits at December 31, 1997.

      Dime Service Corporation is a wholly owned subsidiary of the Bank. It was established in 1985 to purchase and operate an insurance agency business. In 1992 and 1993, Dime Service Corporation purchased the insurance business of two local insurance agencies. Dime Service Corporation presently engages in full service property and casualty insurance activities under the name "Dime Insurance Agency." At December 31, 1997, the Bank's investment in Dime Service Corporation was $365,000. Dime Service Corporation had total assets of approximately $589,000 at December 31, 1997, and net income of approximately $39,000 for the year ended December 31, 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in Company's Annual Report to Stockholders incorporated herein by reference.

                                  REGULATION

General

      The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act of 1933, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Banks

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

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.3 million at December 31, 1997.

      Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB-Seattle.

      Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

      The Bank's accounts are insured by the SAIF up to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The Bank's assessments for the year ended December 31, 1997, were $78,000.

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

      The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

      The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

      Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

      Prompt Corrective Action. Each federal banking agency is required by law to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

      An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

      At December 31, 1997, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

      Standards for Safety and Soundness. The federal banking regulatory agencies are required, by regulation, to establish standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

      Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") to avoid certain operating restrictions. savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

      Currently, the QTL test requires that either an institution qualifies as a domestic building and loan association under the Internal Revenue Code ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loan to small businesses and loan made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1997, the Bank's qualified thrift investments significantly exceeded 65% of its portfolio assets as required by regulation.

      Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

      OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Banks -- Prompt Corrective Action."

      As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

      Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

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

     At December 31, 1997, Empire Federal's core capital of approximately $26.2 million, or 24.5% of adjusted total assets, was $23.0 million in excess of the OTS requirement of $3.2 million, or 3% of adjusted total assets. As of such date, the Bank's tangible capital of approximately $26.2 million, or 24.5% of adjusted total assets, was $24.6 million in excess of the OTS requirement of $1.6 million, or 1.5% of adjusted total assets. Finally, at December 31, 1997, the Bank had risk-based capital of approximately $26.4 million or 65.3% of total risk-weighted assets, which was $23.2 million in excess of the OTS risk-based capital requirement of $3.2 million or 8% of risk-weighted assets.

      Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

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

      The Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

      Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1997, the Bank's limit on loans to one borrower was $4.0 million. At December 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $2.2 million, all of which were performing according to their original terms.

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

      Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

      The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

      Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), a federal statute, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating certain regulatory applications filed by an institution. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

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

      Qualified Thrift Lender Test. The HOLA requires that any savings and loan holding company that controls a savings association that fails the qualified thrift lender test, as explained under "-- Federal Regulation of Banks -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a qualified thrift lender, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION

Federal Taxation

      General. The Corporation and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

      Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

      Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At December 31, 1997, the Bank's post-1987 reserves were a negligible amount of approximately $1,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank met the residential loan requirement for the taxable year ending December 31, 1997

      Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At December 31, 1997, the Bank's total bad debt reserve for tax purposes was approximately $3.3 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

      Distributions. To the extent that the Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION -- Federal Regulation of Banks -- Limitations on Capital Distributions" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

      Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

      Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Bank will not file a consolidated tax return, except that if the Corporation or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

      Audits. There have not been any IRS audits of the Bank's federal income tax returns during the past five years.

State Taxation

      The Company is subject to the Montana Corporation License Tax, which is imposed at the rate of 6.75% of Montana taxable income. There have not been any audits of the Company's state tax returns during the past five years.

Competition

     The Bank operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks, thrift institutions and credit unions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources than the Bank at their disposal. At December 31, 1997, there were 15 commercial banks (including branch offices), two thrift institutions (in addition to the Bank) and two credit unions in Park, Gallatin and Sweet Grass Counties. Particularly in times of high market interest rates, the Bank has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Bank competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Bank's future growth and earnings prospects.

Personnel

      As of December 31, 1997, the Bank had 34 full-time employees (12 of which are employed by the Service Corporation) and six part-time employees, none of whom were represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

      The Bank has three offices. The main office is located at 123 South Main Street, Livingston, Montana 59047. The main office was opened in 1923 and the present square footage is approximately 15,000 feet. Beginning in September 1995, the Bank subleased part of this building to the Human Resource Development Counsel, District IX. The Bank purchased the building effective July 1, 1997, which was approved by the OTS, for $750,000. The sellers accepted a 10-year 9% note as payment. The net book value of the property and equipment, including land previously owned, is $965,000.

      The Bank has branch offices located at 101 McLeod Street, Big Timber, Montana 59011 and at 5 West Mendenhall Street, Bozeman, Montana 59715. The Big Timber branch office consists of approximately 2,000 square feet, was opened in 1980 in connection with the merger of the Big Timber Building and Loan Association, and relocated to its current facility in 1984. At December 31, 1997, the net book value of the property and equipment was $180,000. The Bozeman branch office consists of approximately 7,000 square feet, was opened in 1958 in connection with the merger with Pioneer Building and Loan Association and relocated to its current facility in 1971. At December 31, 1997, the net book value of the property and equipment was $829,000. The net book value of the Bank's premises and equipment at December 31, 1997 was $2.1 million.

      The Bank's subsidiary, Dime Service Corporation, leases offices in Livingston and Big Timber, Montana. The Livingston office is 2,500 square feet and the Big Timber office is 365 square feet. There are no written lease agreements for these two offices.

      For nearly two years the Bank has been investigating and addressing potential Year 2000 problems. In the course of this process the Bank has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-based services. The general plan for addressing Year 2000 problems has been examined and found satisfactory by the OTS, and the Bank is currently on schedule with respect to implementation of that plan. As of January 1998 all areas of potential impact directly addressable by the Bank appear to be Year 2000 compliant, except the teller system as discussed below. Areas to be addressed by servicers are either fully compliant or on schedule for full compliance by December 1998. The Bank's plan for full Year 2000 compliance is scheduled to be complete by the end of 1998.

      The primary negative impact of the potential Year 2000 problem lies in the Bank's present Olivetti-America 8-window teller hardware/software system now in use in all three offices. This system has known Year 2000 problems as well as other inadequacies relevant to current needs on the working teller line. The Bank is developing a plan for replacement of the existing teller system with a PC-based teller system working internally at each office with a Local Area Network (LAN) and tied together to the central office and our primary servicer by a Wide Area Network (WAN). This conversion will not only solve the potential Year 2000 problem in the teller system, but will also position the Bank to take maximum advantage of current technology in banking as it enters the 21st Century. The estimated cost of conversion and re-training and implementation of the new PC-based system is approximately $200,000 based on information currently available, and the estimated timetable for conversion is that it will be in process or complete by the end of 1998. Most of the estimated cost will be for the new teller system and will be depreciated over five years.

Item 3.  Legal Proceedings
--------------------------

      From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business. At December 31, 1997, the Bank was not a party to any legal proceedings that management of the Bank believed would be materially adverse to the financial condition, results of operations, cash flows or capital ratios of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

      The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report"), is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Plan of Operation
------------------------------------------------------------------

      The required information is contained in section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

      The Company's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

      No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
----------------------------------------------------------------------

      The information contained under the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," "Proposal I- Electing Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

      The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Proposal I - Electing Directors" in the Proxy Statement.

      (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
-------------------------------------------------

      (a)   Exhibits

      3.1   Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)
      3.2   Bylaws of Empire Federal Bancorp, Inc. (1)
      10.1  Employment Agreement with Beverly D. Harris (3)
      10.2  Employment Agreement with Ernest A. Sandberg (3)
      10.3  Employee Stock Ownership Plan (1)
      10.4  Management Recognition and Development Plan (2)
      10.5  Stock Option Plan (2)
      11    Statement regarding computation of earning per share (see Note 1 to the Notes to Consolidated Financial Statements in the Company's Annual Report)
      13    Annual Report to Stockholders for the year ended December 31, 1997
      21    Subsidiaries of the Registrant
      23    Consent of Independent Auditors
      27    Financial Data Schedule

---------------------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form SB-1, File No. 333-12653.
(2) Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated March 16, 1998.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

      (b)   Report on Form 8-K

            No Forms 8-K were filed during the quarter ended December 31, 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EMPIRE FEDERAL BANCORP, INC.

Date:   March 25, 1998               By:s/s Beverly D. Harris
      --------------------              ---------------------
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

By:s/s Beverly D. Harris                                     March 25, 1998
   ---------------------------------------         ------------------------
      Beverly D. Harris
      President and Chief Executive Officer
     (Principal Executive Officer)

By:s/s Ernest A. Sandberg                                     March 25, 1998
   ---------------------------------------         ------------------------
      Ernest A. Sandberg
      Principal Financial and Accounting Officer

By: Walter J. Peterson Jr.                                   March 25, 1998
   ---------------------------------------         ------------------------
     Walter J. Peterson Jr.
     Chairman of the Board

By:s/s John R. Boe                                           March 25, 1998
   ---------------------------------------         ------------------------
      John R. Boe
      Director

By:s/s Edwin H. Doig                                         March 25, 1998
   ---------------------------------------         ------------------------
     Edwin H. Doig
     Director

By:
  ----------------------------------------        -------------------------
      Sanroe J. Kaisler Jr.
      Director

By:
   ---------------------------------------        --------------------------
     Walter R. Sales
     Director

                                  Exhibit 13

      Annual Report to Stockholders for the year ended December 31, 1997

                              1997 ANNUAL REPORT



                         EMPIRE FEDERAL BANCORP, INC.

                       TABLE OF CONTENTS
                                                           Page
                                                           ----
        Letter to Stockholders...........................    1
        Selected Consolidated Financial Information......    2
        Management's Discussion and Analysis of
        Financial Condition and Results of Operations....    5
        Independent Auditors' Report.....................   18
        Consolidated Financial Statements................   19
        Notes to Consolidated Financial Statements.......   23
        Common Stock Information.........................   48
        Directors and Officers...........................   49
        Corporate Information............................   50

                            -----------

                      BUSINESS OF THE COMPANY

     Empire Federal Bancorp, Inc. (the Corporation) is a savings and loan holding company headquartered in Livingston, Montana. Its principal subsidiary is Empire Federal Savings Bank (the Bank) which operates three branches in south-central Montana. The Corporation was incorporated on September 20, 1996, for the purpose of becoming the holding company for the Bank, upon its conversion from a federal mutual savings and loan association to a federal stock association. As part of the conversion process the association's name was changed from "Empire Federal Savings and Loan Association" to "Empire Federal Savings Bank". The sale of stock by the Corporation was completed and the conversion process finished on January 23, 1997. The financial and other information contained in this Annual Report are presented as if the conversion had been completed on December 31, 1996. On December 31, 1997, the Corporation had total assets of $109.8 million, total deposits of $66.9 million, and stockholders' equity of $40.6 million. The Corporation's principal activity is holding the stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related notes, relates primarily to the Bank.

     The Bank was organized under the statutes of the State of Montana as Empire Federal Building and Loan Association, and was authorized to begin business on May 25, 1923. The Association was granted membership in the Federal Home Loan Bank System on March 3, 1933, and obtained insurance of accounts from the Federal Savings and Loan Insurance Corporation on August 12, 1937. At a meeting held August 11, 1952, members of the Association voted a name change to Empire Savings and Loan Association to keep in step with modern terminology for the business. On January 5, 1959, the Association merged with the Pioneer Building and Loan Association of Bozeman and continued the services of the Pioneer to the Bozeman community. On June 25, 1970, the state-chartered Association converted to a federal charter and changed its name to Empire Federal Savings and Loan Association. September 30, 1980, Empire Federal Savings merged with the Big Timber Building and Loan Association and opened its doors to business in Big Timber.

     In 1985 the Bank formed a service Corporation, Dime Service Corporation purchased the book of insurance of United Agencies in Livingston, and began operation as Dime Insurance Agency, an independent insurance agency, with offices in Livingston and Big Timber, Montana.

     The Bank is a community oriented financial institution which obtains funds primarily through savings and checking deposits from the general public, from repayment of loans, and from borrowings and retained earnings. These funds are used primarily to make first lien loans to borrowers for the purchase of new and existing homes, or for the construction of homes. The Bank also makes home equity loans for a wide variety of purposes, finances other types of real estate, and invests in obligations of the U. S. government and its agencies.

                [Letterhead of Empire Federal Bancorp, Inc.]

To Our Shareholders:

We are pleased to provide you the 1997 Annual Report of Empire Federal Bancorp, Inc.

Our net earnings for the year ended December 31, 1997, were $1,586,000 or $.67 per share. This compares to net earnings of $490,000 for the year ended December 31, 1996. The increase comes mainly from the investment of the proceeds from the sale of our stock. In addition, 1996 earnings were reduced by a one-time charge of $451,000 ($268,000 on an after-tax basis) imposed by the Federal Deposit Insurance Corporation to recapitilize the Savings Associations Insurance Fund. Our return on average assets for 1997 was 1.43%.

During the 1997 we paid three quarterly cash dividends to shareholders, totalling $533,000 or $.225 per share.

Our residential loan portfolio increased by $4 million in 1997, as lower interest rates allowed more consumers to enter the housing market. As we strive to grow our loan portfolio, we would welcome referrals of your friends and acquaintances in our south-central Montana service area who have need of real-estate mortgage financing. At December 31, 1997, we had no non-accrual loans or troubled debt restructuring. We also had no real estate acquired through foreclosure.

Total assets decreased during the year from $115.9 million to $109.8 million. This decrease resulted primarily from the return of $7.0 million in stock oversubscription funds held on deposit on December 31, 1996, awaiting the completion of our conversion in January 1997. Savings deposits also decreased during the year by $839,000 to $66.9 million.

Our net worth at year-end was $40.6 million which is significantly in excess of all regulatory requirements. Net book value per share was $15.66 on December 31, 1997.

During the year we systematically addressed potential year 2000 problems and are confident that we have remedies which will bring us into full compliance by the end of 1998. Our major effort and expense will be in replacing our existing teller system. Our present teller equipment is old, and our teller software is not year 2000 compliant.

We want to thank our employees and directors for their extra efforts during our conversion and our first year as a public company. Thank you, too, to our stockholders and customers for their continued support.

We look forward to seeing you at our Annual Meeting to be held at 12:30 P.M. Mountain Daylight Time on April 28, 1998, at our home office building in Livingston, Montana.


/s/Beverly D. Harris                       /s/Ernest A. Sandberg
Beverly D. Harris                          Ernest A. Sandberg
President and Chief Executive Officer      Treasurer and Corporate Secretary

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following tables set forth certain information concerning the consolidated financial position and results of operation of the Corporation at the dates and for the periods indicated. This information is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report. The Corporation changed its fiscal year end from June 30 to December 31 in connection with the Conversion.

                            At December 31,           At June 30,
                            ---------------    -----------------------------
                            1997      1996     1996     1995   1994     1993
                            ----      ----     ----     ----   ----     ----
                                           (In Thousands)

SELECTED FINANCIAL
 CONDITION DATA:

Total assets...........  $109,801  $115,874  $86,810 $85,495 $86,143  $83,107
Cash and interest-
 bearing deposits......     2,904    30,990    2,499   2,196   2,098    1,892
Investment and
 mortgage-backed
 securities available-
 for-sale..............    36,496    13,768   13,877   1,192   1,081       --
Investment and
 mortgage-backed
 securities held-to-
 maturity..............    20,556    26,188   25,196  39,441  38,805   38,010
Loans receivable, net..    45,714    41,704   41,882  39,432  41,387   40,347
Deposits...............    66,859    67,698   68,548  67,064  68,336   65,234
Advances from FHLB.....        --        --    1,500   1,751   2,189    4,106
Total equity,
 substantially
 restricted............    40,598    39,610   15,876  15,500  14,475   12,792

                             Year   Six Months
                             Ended    Ended
                              December 31,          Year Ended June 30,
                            ---------------    -----------------------------
                            1997      1996     1996     1995   1994     1993
                            ----      ----     ----     ----   ----     ----
                                          (In Thousands)

SELECTED OPERATING DATA:

Interest income........   $7,709    $3,230    $6,304 $6,305  $6,272   $6,664
Interest expense.......    3,118     1,626     3,310  2,938   2,641    2,955
                          ------    ------    ------ ------  ------   ------
  Net interest income..    4,591     1,604     2,994  3,367   3,631    3,709
Provision for loan
 losses................       20        --        55     --      --       82
                          ------    ------    ------ ------  ------   ------
  Net interest income
  after provision for
  loan losses..........    4,571     1,604     2,939  3,367   3,631    3,627
                          ------    ------    ------ ------  ------   ------
Non-interest income:
  Insurance commission
   income..............      652       336       688    691     589      461
  Customer service
   charges.............      188        86       145    130     149      141
Other income...........       19        17        45     36      37       25
                          ------    ------    ------ ------  ------   ------
   Total non-interest
    income.............      859       439       878    857     775      627

                                (table continued on following page)

                             Year   Six Months
                             Ended    Ended
                              December 31,          Year Ended June 30,
                            ---------------    -----------------------------
                            1997      1996     1996     1995   1994     1993
                            ----      ----     ----     ----   ----     ----
                                                    (In Thousands)
Non-interest expense:
  Compensation and
   benefits.............   1,621      807     1,615    1,542   1,385   1,134
  Occupancy and
   equipment............     363      171       340      264     268     262
  Deposit insurance
   premiums.............      78       56       185      226     177     139
  SAIF special
   assessment...........      --      451        --       --      --      --
  Other general and
   administrative.......     750      355       646      651     674     542
  Provision for losses
   on real estate owned.      --       --        --       --      --      61
                          ------   ------    ------   ------  ------  ------
     Total non-interest
      expense...........   2,812    1,840     2,786    2,683   2,504   2,138
                          ------   ------    ------   ------  ------  ------
    Income before
     income taxes.......   2,618      203     1,031    1,541   1,902   2,116
Income tax expense......   1,032       61       399      589     713     857
                          ------   ------    ------   ------  ------  ------
Income before
 cumulative effect of
  change in accounting
  principle............    1,586      142       632      952   1,189   1,259
Cumulative effect of
 change in accounting
  for income taxes.....       --       --        --       --      56      --
                          ------   ------    ------   ------  ------  ------
   Net income..........   $1,586   $  142    $  632   $  952  $1,245  $1,259
                          ======   ======    ======   ======  ======  ======

                                 At or For
                       At or For the Six
                       The Year   Months
                        Ended     Ended
                      December   December
                         31,        31,    At or for the Year Ended June 30,
                      --------   --------  ---------------------------------
                        1997       1996       1996     1995    1994    1993
                        ----       ----       ----     ----    ----    ----

SELECTED FINANCIAL
  RATIOS(1):
Performance Ratios:
Return on average
 assets (net income
 divided by average
 assets)(2)...........  1.43%     0.32%      0.72%     1.12%   1.47%   1.55%
Return on average
 equity (net income
 divided by average
 equity)(2)...........  3.95      1.74       3.99      6.33    9.13   10.25
Dividend payout
 ratio (dividends
 declared per share
 divided by net
 income per share).... 33.58        --         --        --      --      --
Average interest-
 earning assets
 to average
 interest-bearing
 liabilities......... 155.55    121.86     119.33    118.48  117.34  118.34
Net interest
 income after
 provision for
 loan losses to
 total non-
 interest
 expense(2).......... 162.55     87.21     105.49    125.49  145.02  169.63
Interest rate
 spread..............   2.66      2.90       2.80      3.33    3.87    3.96
Net yield on
 average
 interest-earning
 assets..............   4.28      3.72       3.57      3.97    4.43    4.63
Efficiency ratio
 (non-interest
 expense divided
 by the sum of net
 interest income
 and non-interest
 income)(1)..........  51.59     90.05      71.95     63.52   56.83   49.32

           (table continued on, and footnotes on, following page)

                                 At or For
                       At or For the Six
                       The Year   Months
                        Ended     Ended
                      December   December
                         31,        31,    At or for the Year Ended June 30,
                      --------   --------  ---------------------------------
                        1997       1996       1996     1995    1994    1993
                        ----       ----       ----     ----    ----    ----

Equity Ratios:
Average equity
 to average assets
 (average equity
 divided by
 average total
 assets)............   36.32      18.19      18.11    17.07   16.08    15.16
Equity to assets
 at year end........   36.97      34.18      18.29    18.13   16.80    15.39

Asset Quality Ratios:
Non-performing
 assets to total
 assets.............    --          --        --        --     0.02     0.62
Non-performing
 loans to
 total assets.......    --          --        --        --     0.02     0.06
Non-performing
 loans to net
 loans..............    --          --        --        --     0.04     0.13
Allowance for
 loan losses,
 real estate
 owned and other
 repossessed
 assets to
 non-performing
 assets.............     *          *         *         *    966.67   117.57
Allowance for
 loan losses
 to total loans
 outstanding........   0.41       0.46      0.46      0.36     0.34     0.35

                            At December 31,           At June 30,
                            ---------------    -----------------------------
                            1997      1996     1996     1995   1994     1993
                            ----      ----     ----     ----   ----     ----

OTHER DATA:

Number of:
 Real estate loans
  outstanding........       714        731      744     765      824     853
 Deposit accounts....    10,368     10,598   10,632  10,623   10,692  10,540
 Full-service
  offices............         3          3        3       3        3       3

*       Not meaningful.
(1) Annualized, where appropriate, for the six months ended December 31, 1996.
(2) Includes special SAIF assessment of $451,000 at or for the six months ended December 31, 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

      Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained herein.

Operating Strategy

      The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. The Bank also invests in interest-bearing deposits, investment grade federal agency securities and mortgage-backed securities. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances have been used as a supplemental source of funds.

      The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income consists of service charges on NOW accounts and other fees, proceeds from the sale of available-for-sale securities, and insurance commissions. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

      The Bank's strategy is to operate as a conservative, well-capitalized, profitable institution dedicated to financing home ownership and other consumer needs and to provide quality service to all customers. The Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios, (iii) emphasizing local loan originations, and (iv) emphasizing high-quality customer service with a competitive fee structure.

Year 2000 Issues

      For nearly two years the Bank has been investigating and addressing potential Year 2000 problems. In the course of this process the Bank has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-based services. The general plan for addressing Year 2000 problems has been examined and found satisfactory by the OTS, and the Bank is currently on schedule with respect to implementation of that plan. As of January 1998 all areas of potential impact directly addressable by the Bank appear to be Year 2000 compliant, except the teller system as discussed below. Areas to be addressed by servicers are either fully compliant or on schedule for full compliance by December 1998. The Bank's plan for full Year 2000 compliance is scheduled to be complete by the end of 1998.

      The primary negative impact of the potential Year 2000 problem lies in the Bank's present Olivetti-America 8-window teller hardware/software system now in use in all three offices. This system has known Year 2000 problems as well as other inadequacies relevant to current needs on the working teller line. The Bank is developing a plan for replacement of the existing teller system with a PC-based teller system working internally at each office with a Local Area Network (LAN) and tied together to the central office and our primary servicer by a Wide Area Network (WAN). This conversion will not only solve the potential Year 2000 problem in the teller system, but will also position the Bank to take maximum advantage of current technology in banking as it enters the 21st Century. The estimated cost of conversion and re-training and implementation of the new PC-based system is approximately $200,000 based on information currently available, and the estimated timetable for conversion is that it will be in process or complete by the end of 1998. Most of the estimated cost will be for the new teller system and will be depreciated over five years.

Financial Condition

      Consolidated assets decreased by approximately $6.1 million, or 5.2%, from $115.9 million at December 31, 1996, to $109.8 million at December 31, 1997. This decrease was primarily attributable to the refund of $7.0 million of excess subscription funds from the sale of the Company's common stock in January 1997.

       The comparison of the consolidated balance sheet was not materially affected by market conditions between December 31, 1996, and December 31, 1997. The investment of the net proceeds from the sale of common stock during the year ended December 31, 1997, resulted in significant changes in interest-bearing deposits and investment and mortgage-backed securities available-for-sale. Interest-bearing deposits at the FHLB decreased from $29.8 million at December 31, 1996, to $1.8 million at December 31, 1997, primarily as the result of the net reinvestment of $23.1 million of the stock sales proceeds in mortgage-backed securities and U.S. Government agency bonds. The FHLB deposit also decreased because of the refund of excess stock subscription funds. Investment and mortgage-backed securities held-to-maturity decreased $5.6 million from $26.2 million at December 31, 1996, to $20.6 million at December 31, 1997, as the result of payments and maturities. Net loans increased by $4.0 million, or 9.6%, and consisted primarily of permanent and construction loans of 1-4 dwelling units and multi-family units.

      Premises and equipment increased from $1.3 million at December 31, 1996, to $2.1 million at December 31, 1997, primarily as the result of the purchase of the main office building in Livingston for $750,000. The main office building had been leased from the Bank's President, the wife of the Bank's Executive Vice President and their brother. Other borrowings also increased $698,000 at December 31, 1997, as compared to December 31, 1996, as a result of this transaction.

      Deposits decreased by $839,000 or 1.24% to $66.9 million at December 31, 1997, from $67.7 million at December 31, 1996. Stock oversubscriptions at December 31, 1996, amounted to $7.0 million and were refunded to subscribers as part of the $8.5 million payment made in January 1997.

      Stockholders' equity increased from $39.6 million at December 31, 1996, to $40.6 million at December 31, 1997. The increase is the result of net income of $1.6 million, the release of ESOP shares in the amount of $204,000 and an increase of $534,000 related to the increase in market value of securities available-for-sale. In addition, during the third quarter of 1997 the Management Recognition and Development Plan ("MRP") purchased, through a trust funded by the Company, 50,000 shares for a total cost of $802,000. Allocation of shares under the MRP will be made in 1998. Shareholders' equity also decreased by the payments of $533,000 in dividends.

Asset Quality

      At December 31, 1997 and 1996, the Bank did not have any nonaccrual loans or troubled debt restructuring. At December 31, 1997, the Bank had eleven loans delinquent over 30 days amounting to $611,000 of which two loans amounting to $31,000 were delinquent over 90 days. The Bank has no real estate acquired through foreclosure.

Results of Operations

      The operating results of the Bank depend primarily on its net interest income. The Bank's net interest income is determined by its interest rate spread, which is the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. The Bank's net earnings are also affected by the establishment of provisions for loan losses and the level of its other non-interest income, including insurance commission income and deposit service charges, as well as its other expenses and income tax provisions.

Comparison of Results of Operations for the Year Ended December 31, 1997 and
1996

      Net Income. Net income increased by $1.1 million, or 223.81%, to $1.6 million for the year ended December 31, 1997, from $490,000 for the same period in 1996 This increase can be attributed to several factors: In September 1996 the FDIC imposed a special assessment intended to recapitalize the SAIF, which lowered 1996 income. The Bank's assessment was $451,000 on a pre-tax basis ($268,000 on an after-tax basis). In addition, interest income increased by $1.3 million for the year ended December 31, 1997 as compared to the same period in 1996 from the investment of approximately $23.1 million in net proceeds from the sale of stock, and an increase in net loans of $4 million. Net income for the year ended December 31, 1997, also increased because of the reduced cost of interest-bearing deposits and a reduction in deposit insurance premiums.

      Net Interest Income. Net interest income increased $1.4 million, or 45.34%, to $4.6 million for the year ended December 31, 1997, from $3.2 million for the same period in 1996. The increase in net interest income primarily reflected an increase in the volume of average interest earning assets attributed to the $23.1 million of net proceeds from the sale of stock.

      Interest Income. Total interest income increased by $1.3 million, or 20.11%, to $7.7 million for the year ended December 31, 1997, from $6.4 million for the same period in 1996. The increase was primarily attributable to the net investment of $23.1 million in investments and mortgage-backed securities available-for-sale with stated rates ranging from 5.5% to 7.52% and maturities ranging from 1998 to 2024. These investments represent a majority of the proceeds from the sale of stock, most of which were received in late December 1996.

      Interest income on loans increased $156,000, or 4.38%, from $3.5 million for the year ended December 31, 1997, to $3.7 million for the same period in 1997. The increase is attributable to the increase in the average balance of loans outstanding from $41.4 million for the period ended December 31, 1996, to $44.1 million for the same period in 1997. This increase in volume was offset by a decrease in average yield from 8.62% for the year ended December 31, 1996, to 8.44% for the same period in 1997.

      Interest Expense. Total interest expense was $3.1 million for the year ended December 31, 1997, as compared to $3.3 million for the same period in 1996. The $141,000, or 4.33%, decrease was the result of a $185,000 decrease in interest on deposits offset by an increase of $44,000 in other interest expense.

      The decline in deposit interest is caused by a reduction of $1.8 million in average outstanding deposits for the year ended December 31, 1996, from $68.9 million to $67.1 million for the same period in 1997. In addition to the decline in average deposits, the average cost of deposits for the year ended December 31, 1996, was 4.65% and for the same period in 1997, the average cost declined to 4.49%.

      Other interest expense of $53,000 for the year ended December 31, 1996, related primarily to short-term borrowings from the FHLB. There were only nominal borrowings from the FHLB during the year ended December 31, 1997; however, during this period, $63,000 in interest was paid to stock subscribers on stock issuance date of January 23, 1997. Also included in other interest expense for 1997 is $32,000 related to the debt associated with the purchase of the main office building in July 1997.

      Provision for Loan Losses. The provision for loan losses was $20,000 for the year ended December 31, 1997, as compared to a $55,000 provision in the same period in 1996. During the year ended December 31, 1997, the Bank charged off $20,000 of mortgage loans. Management's analysis of the loan portfolio determined that the reserve would be restored to $200,000. At the end of both years, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .41% at December 31, 1997, and .46% at December 31, 1996. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

      Non-Interest Income. Non-interest income increased $3,000 for the year ended December 31, 1997, as compared to the same period in 1996 primarily as the result of a $25,000 increase in customer service charges. This increase was partially offset by a decrease in commissions and profit sharing contingencies from insurance companies of $14,000.

      Insurance commissions received from Dime Insurance are the largest component of non-interest income. Insurance commissions of $652,000 and $666,000 were received for the years ended December 31, 1997, and 1996, respectively. The decrease in commission income resulted primarily from increased competition and reduced premiums and commissions from key companies represented by Dime.

      Non-Interest Expense. Total non-interest expense decreased $343,000 for the year ended December 31, 1997, compared to the same period in 1996. This net change was the result of several factors:

      . On September 30, 1996, the FDIC imposed a one-time special assessment to all thrift institutions intended to recapitalize the SAIF. The Bank's assessment was $451,000.

      . Compensation and benefits, while remaining relatively stable for the years ending December 31, 1997, and 1996, did include a $204,000 charge for 1997 related to the newly adopted ESOP. For the same period in 1996, a bonus accrual of $139,000 and a pension accrual of $71,000 was recorded. For the year ending December 31, 1997, no provision for the pension was made because of the fully funded status of the plan. The bonus paid in 1997 was $68,000.

      . Deposit insurance premiums decreased by $71,000, or 47.63%, from $150,000 for the year ended December 31, 1996, to $78,000 for the same period in 1997 because of the recapitalization of SAIF in 1996.

      . Other non-interest expense increased $94,000, or 16.98%, from the year ended December 31, 1996, to the same period in 1997. The increase includes a $28,000 increase in accounting expense caused by the additional audit required for the change in fiscal year, increased advertising and stationery costs of $23,000 and investor relations and legal costs of $78,000 associated with being a public company. Dime Insurance expenses declined approximately $20,000 in 1997, partially offsetting the increase.

      Income Taxes. Income taxes increased $716,000 from the year period ended December 31, 1996, as compared to the same period in 1997 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 39.43% and 39.20% for the year ended December 31, 1997, and 1996, respectively.

Comparison of Results of Operations for the Six Months Ended December 31, 1996 and 1995

      Net Income. Net income declined by $147,000, or 51.0%, to $142,000 for the six months ended December 31, 1996 from $289,000 for the same period in 1995. The primary cause for this significant decline was a one-time special assessment to recapitalize the SAIF. This special assessment was $451,000, with an after-tax effect of $268,000. Offsetting this decrease in net income in 1996 were increases in interest income from mortgage loans and interest bearing deposits.

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

      Interest income from interest-bearing deposits at the FHLB increased $51,000 for the six month period ended December 31, 1996 to $101,000 from $50,000 for the same period in 1995, primarily because of the receipt of $27.7 million related to the conversion and sale of stock.

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

      Insurance commissions received from Dime Insurance, a wholly owned subsidiary of the Bank, are the largest component of non-interest income. Insurance commissions of $336,000 and $352,000 were received for the six months ended December 31, 1996 and 1995, respectively.

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

      Included in non-interest expense are direct costs (compensation and benefits, occupancy and equipment and other expense) attributable to the operations of Dime Insurance. Such direct costs totaled $305,000 and $339,000 for the six months ended December 31, 1996 and 1995, respectively.

      Income Taxes. Income taxes declined $98,000 from the six month period ended December 31, 1995 as compared to the same period 1996 as the result of the decline in income before income taxes. The effective combined federal and state tax rate was 30.25% and 35.61% for the six months ended December 31, 1996 and 1995, respectively.

Comparison of Results of Operations for the Years Ended June 30, 1996 and 1995

      Net Income. Net income decreased $320,000, or 33.6%, to $632,000 for fiscal 1996 from $952,000 for fiscal 1995. The decline in income was primarily attributable to an increase in the Bank's cost of funds from 4.10% during the year ended June 30, 1995 to 4.71% for the year ended June 30, 1996. The average balance of interest-bearing liabilities decreased slightly during this period from $71.6 million during fiscal 1995 to $70.3 million during fiscal 1996.

      Net Interest Income. Net interest income decreased $373,000, or 11.7%, to $2.9 million for 1996 from $3.4 million for 1995. The decrease in net interest income primarily reflected a 53 basis point decrease in the interest rate spread to 2.80% for fiscal 1996 from 3.33% for fiscal 1995.

      Interest Income. Total interest income was $6.3 million for both fiscal 1996 and 1995. Interest income from loans receivable increased $33,000, or 9.6%. The increase was primarily attributable to the increase in the average balance of loans receivable from $40.1 million during fiscal 1995 to $40.8 million during fiscal 1996 as loan originations increased to $12.4 million during fiscal 1996 compared to loan originations of $4.5 million during fiscal 1995. The increase in the average balance of loans receivable in fiscal 1996 resulted primarily from an increase in construction loans and consumer loans, particularly home equity loans, as the economy of the Bank's primary market area improved from fiscal 1995. The increase in interest income was partially offset by the decline in the average yield on loans receivable from 8.51% during fiscal 1995 to 8.44% during fiscal 1996.

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

      The Bank utilized FHLB advances to purchase mortgage-backed securities and to provide an additional source of funds for its lending activities. During this period the average balance of short-term borrowings decreased $1.1 million from $2.7 million during fiscal 1995 to $1.6 million during 1996 as traditional deposits were utilized to fund lending activities and mortgage-backed securities purchases. As a result, the cost of FHLB advances decreased 34.1% from $145,000 during fiscal 1995 to $95,000 during fiscal 1996.

      Provision for Loan Losses. The provision for loan losses for 1996 was $55,000 compared to no provision for 1995. The increase in the provision for loan losses resulted primarily from the increased size of the loan portfolio; particularly with respect to construction and consumer loans which involve greater risk than residential mortgage loans, and management's desire to increase its allowance for loan losses as a percentage of loans receivable to levels comparable with its peers in the Pacific Northwest. At June 30, 1996, the allowance represented 0.46% of loans receivable as compared to 0.36% of loans receivable at June 30, 1995.

      Non-Interest Income. Non-interest income increased $21,000, or 2.6%, in fiscal 1996 as compared to fiscal 1995 primarily as the result of a $15,000, or 12.4%, increase in customer service charges.

      Insurance commissions that the Bank receives from Dime Insurance, are the largest component of its non-interest income. The Bank received income from insurance commissions of $688,000 and $691,000 during fiscal 1996 and 1995, respectively.

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

      Included in non-interest expense are direct costs (compensation and benefits, occupancy and equipment, and other expenses) attributable to the operations of Dime Insurance. Such direct costs totalled $638,000 and $617,000 for the fiscal years ended June 30, 1996 and 1995, respectively.

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

                                                      Year Ended                 Six Months Ended
                           At December 31,           December 31,                  December 31,
                                            ---------------------------    -----------------------------
                                1997                    1997                           1996
                           ---------------  ---------------------------    -----------------------------
                               Yield/       Average              Yield/    Average               Yield/
                               Cost         Balance   Interest   Cost      Balance   Interest    Cost(4)
                               ----         -------   --------   ------    -------   --------    -------
                                                        (Dollars in Thousands)
Interest-earning assets:
 Loans receivable..........    8.08%     $  44,120     $3,722     8.44%    $41,677   $1,796       8.62%
 Mortgage-backed
 securities................    6.89         44,780      2,942     6.57      35,526    1,170       6.59
 Investment securities.....    5.63         10,444        592     5.67       4,462      104       4.67
 Other interest-earning
  assets(1)................    6.43          7,806        453     5.80       4,523      160       7.07
                              -----       --------     ------    -----     -------   ------      -----
   Total interest-earning
    assets.................    7.30        107,150      7,709     7.19      86,188    3,230       7.50
Non-interest-earning
 assets....................                  3,394                           3,466
                                          --------                         -------
 Total assets..............               $110,544                         $89,654
                                          ========                         =======
Interest-bearing liabilities:
 NOW accounts..............    2.55         10,356        262     2.53     $ 9,824      136       2.78
 Money market accounts.....    3.50          4,681        169     3.61       5,120       93       3.63
 Regular savings...........    3.25         13,790        452     3.28      15,130      240       3.18
 Certificates of deposit...    5.67         38,477      2,138     5.56      40,425    1,150       5.76
                              -----       --------     ------    -----     -------   ------      -----
   Total deposits..........    4.55         67,304      3,021     4.49      70,499    1,619       4.59
 Other liabilities.........    9.00          1,579         97     6.14         227        7       5.83
                              -----       --------     ------    -----     -------   ------      -----
    Total interest-
     bearing liabilities...    4.59         68,883      3,118     4.53      70,726    1,626       4.60
                              -----                              -----               ------      -----
Non-interest-bearing
 liabilities...............                  1,376                           2,618
                                          --------                         -------
Total liabilities..........                 70,259                          73,344
Retained earnings..........                 40,285                          16,310
                                          --------                         -------
Total liabilities and
 retained earnings.........               $110,544                         $89,654
                                          ========                         =======
Net interest income........                        $   4,591                         $1,604
                                                   =========                         ======
Interest rate spread(2) ...   2.71%                                2.66%                          2.90%
                              ====                                 ====                           ====
Net yield on interest-
  earning assets(3)........                                        4.28%                          3.72%
                                                                   ====                           ====
Ratio of average
 interest-earning assets
  to average interest-
  bearing liabilities......                                      155.55%                        121.86%
                                                                 ======                         ======

(1) Includes interest-bearing deposits in other financial institutions and dividends on FHLB stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Annualized.




Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the Savings Bank.  Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii)
changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change (the sum of the prior columns).


                                                                          Six Months Ended
                                   Year Ended December 31,            December 31, 1996 Compared
                                   1997, Compared to Year               to Six Months Ended
                                   Ended December 31, 1996               December 31, 1995
                                     Increase (Decrease)                Increase (Decrease)
                                           Due to                              Due to
                                 ------------------------------       ------------------------------
                                                  Rate/                                Rate/
                                 Volume   Rate   Volume     Net       Volume   Rate   Volume    Net
                                 ------   ----   ------     ---       ------   ----   ------    ---
                                                         (In Thousands)
Interest-earning assets:
 Loans receivable............   $  206  $   (46)  $   (4)  $  156     $  79    $ 44   $   2    $125
 Mortgage-backed securities..      614      (82)     (20)     512       (89)     --       2     (87)
 Investment securities.......      299       40       64      403        40     (22)     (9)      9
 Other interest-earning
  assets.....................      316      (36)     (60)     220       141     (33)    (47)     61
                                ------   ------   ------   ------     -----    ----    ----    ----
    Total interest-earning
       assets................    1,435     (124)     (20)   1,291       171     (11)    (52)    108
                                ------   ------   ------   ------     -----    ----    ----    ----
Interest expense:
 Savings accounts............     (101)     (82)      (2)    (185)       34     (34)     --      --
 Other liabilities...........       42        1        1       44       (42)     --      --     (42)
                                ------   ------   ------   ------     -----    ----    ----    ----
    Total interest-bearing
      liabilities............      (59)     (81)      (1)    (141)       (8)    (34)     --     (42)
                                ------   ------   ------   ------     -----    ----    ----    ----
Net change in net interest
 income......................   $1,494   $  (43)  $  (19)  $1,432     $ 179    $ 23    $(52)   $150
                                ======   ======   ======   ======     =====    ====    ====    ====

                                                        13



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

     The Bank has perceived its market niche to be that of a traditional thrift lender that originates fixed rateresidential loans for its portfolio and purchases fixed rate U.S. Government and agency investment securities and mortgage-backed securities to supplement its lending activities. The Bank uses its capital position to absorb the adverse consequences of the increased interest rate risk associated with this strategy. As an integral part of this strategy, the Bank has historically concentrated its lending activity on the origination of long-term, fixed-rate, residential one- to four-family mortgage loans and commercial real estate and multi-family loans. As of December 31, 1997, 92.71% of the Bank's total loans, were fixed rate loans and 70.56% of its investments and mortgage-backed securities had fixed interest rates.

     The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The Bank has a high level of interest rate risk as a result of its policies to make fixed-rate, residential one- to four-family real estate loans and to purchase fixed rate investment and mortgage-backed securities, which are longer term in nature than the short-term characteristics of its liabilities for customer deposit accounts. Because of its capital position, the Bank has accepted the above average interest rate risk associated with fixed-rate loans and fixed-rate investment and mortgage-backed securities in an effort to maximize yield. See "-- Liquidity and Capital Resources."

Interest Rate Sensitivity of Net Portfolio Value

     The following table is provided to the Bank by the OTS and illustrates the change in NPV at December 31, 1997 based on OTS assumptions. No effect has been given to any steps that management of the Bank may take to counter the effect of the interest rate movements presented in the table.


                                                         Net Portfolio as %
          Basis                                          of Portfolio Value
       Point ("bp")       Net Portfolio Value                of Assets
         Change     -------------------------------     --------------------
        in Rates    $ Amount    $ Change   % Change     NPV Ratio    Change
       ------------ --------    --------   --------     ---------    -------
                                   (Dollars in Thousands)
         400 bp      $21,628    $ (9,040)    (29)%       21.34%      (611)bp
         300 bp       24,065      (6,603)    (22)%       23.11       (433)bp
         200 bp       26,657      (4,011)    (13)%       24.91       (254)bp
         100 bp       28,859      (1,809)    ( 6)%       26.34       (110)bp
           0          30,668          --      --         27.44         --
        (100)bp       31,713       1,045       3%        28.01         57 bp
        (200)bp       32,136       1,468       5%        28.16         72 bp
        (300)bp       32,732       2,064       7%        28.42         98 bp
        (400)bp       33,686       3,018      10%        28.88        144 bp

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

     The following table is provided by the OTS and is based on the calculations in the previous table.

                                            December 31,       December 31,
                                                1997               1996
                                            ------------       ------------

RISK MEASURES:  200 BP RATE SHOCK
Pre-Shock NPV Ratio:  NPV as % of PV
 of Assets..................................   27.44%             20.21%
Exposure Measure:  Post-Shock NPV Ratio.....   24.91              19.09
Sensitivity Measure:  Change in NPV Ratio... (254)bp            (112)bp

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as substantially all of the Bank's ARM loans, have features that restrict changes in interest rates on a short-term basis (1.5% to 2.0% per adjustment period) and over the life of the asset (generally 5% over the life). Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Therefore, the data presented in the table should not be relied upon as indicative of actual results.

Liquidity and Capital Resources

     The Bank's primary sources of funds are proceeds from principal and interest payments on loans, maturing securities and certificates of deposit. The proceeds from the sale of available-for-sale securities and FHLB advances are additional sources of liquidity. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of the Bank is the origination of one- to four-family mortgage loans. During the year ended December 31, 1997, the Bank originated mortgage loans in the amounts of $12.3 million. During this period, the Bank purchased mortgage-backed securities of $20.0 million. The Bank also invests in investment grade federal agency securities.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the year ended December 31, 1997, and the six months ended December 31, 1996, and the fiscal year ended June 30, 1996, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals.

     The Bank uses cash flows generated from operating, investing and financing activities to meet its liquidity requirements. See Consolidated Statements of Cash Flows included as part of the Consolidated Financial Statements.

     Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Bank. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Bank has had limited success in lengthening the maturity of its certificate of deposit portfolio. At December 31, 1997, certificates of deposit amounted to $38.4 million, or 57.5% of total deposits, including $11.3 million which were scheduled to mature in more than one year after December 31, 1997. At December 31, 1997, $27.1 million of certificates of deposit were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of maturing deposits. Management of the Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB-Seattle advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings.. OTS recently eliminated short term ratios. The Bank's liquidity ratio at December 31, 1997, was 23.56%. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 1997, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 24.5%, 24.5% and 65.3%, respectively. For a detailed discussion of regulatory capital requirements and a numerical presentation of the Bank's capital levels relative to regulatory requirements, see Note 12 of Notes to the Consolidated Financial Statements.

Impact of New Accounting Pronouncements and Regulatory Policies

     Accounting for Stock-Based Compensation. In October 1995, SFAS No. 123 was issued which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense only when the exercise price is less than the fair value of the underlying stock at the date of grant. Companies that elect to remain with the intrinsic value method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if the fair value method had been adopted. The accounting requirements of SFAS No. 123 were effective for transactions entered into by the Corporation beginning July 1, 1996. At December 31, 1997, the Corporation had not granted any options.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities. SFAS No. 125 generally requires that the Bank recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, which is recognized in the statement of income in the period the impairment occurs. For purposes of performing the impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. SFAS No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale or trading securities under SFAS No. 115, as amended by SFAS No. 125. The Bank adopted the provisions of SFAS No. 125 on January 1, 1997, and adoption did not have a material effect on the financial position or results of operations of the Bank.

     Reporting Comprehensive Income. In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued and is effective January 1, 1998, with all prior periods presented. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. All items required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed as prominently as other financial statements. SFAS No. 130 also requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensivie income separately from retained earnings and paid-in capital in the stockholders' equity section of the statement of financial conditition. The Bank's only significant elements of comprehensive income is the unrealized gains and lossess on available-for-sale securities.

Effect of Inflation and Changing Prices

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                [Letterhead of KPMG Peat Marwick]

                   Independent Auditors' Report
                   ----------------------------


The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1997, six months ended December 31, 1996 and the year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, six months ended December 31, 1996 and the year ended June 30, 1996, in conformity with generally accepted accounting principles.

                           /s/KPMG Peat Marwick LLP

Billings, Montana
February 20, 1998

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets

                    December 31, 1997 and 1996


                    Assets                           1997         1996
                    ------                           ----         ----

Cash and due from banks                     $    1,078,823   1,165,164
Interest-bearing deposits                        1,825,208  29,824,391
                                            -------------- -----------
          Cash and cash equivalents              2,904,031  30,989,555

Investment and mortgage-backed securities
 available-for-sale                             36,495,581  13,767,773
Investment and mortgage-backed securities
 held-to-maturity (estimated market value of
 $20,802,559 and $26,385,527 at December 31,
 1997 and 1996, respectively)                   20,556,479  26,187,821
Loans receivable, net                           45,713,508  41,703,590
Stock in Federal Home Loan Bank of Seattle,
 at cost                                         1,261,100   1,168,800
Accrued interest receivable                        427,496     330,927
Income tax receivable                                   --      40,000
Premises and equipment, net                      2,051,238   1,321,640
Prepaid expenses and other assets                  391,470     363,651
                                            -------------- -----------
          Total assets                      $  109,800,903 115,873,757
                                            ============== ===========
   Liabilities and Stockholders' Equity
   ------------------------------------
Liabilities:
  Deposits                                  $   66,859,092  67,697,866
  Stock over subscription                               --   6,987,070
  Notepayable                                      698,136          --
  Advances from borrowers for taxes
   and insurance                                   208,258     169,872
  Accrued expenses and other liabilities           451,362     470,794
  Accrued conversion costs                              --     504,145
  Current taxes payable                             63,243          --
  Deferred income taxes                            922,424     434,373
                                            -------------- -----------
          Total liabilities                     69,202,515  76,264,120

Stockholders' equity:
     Preferred stock, par value $.01 per
      share, 250,000 shares authorized,
      none issued and outstanding                       --          --
     Common stock, par value $.01 per
      share, 4,000,000 shares authorized,
      2,592,100 issued                              25,921      25,921
     Additional paid-in capital                 25,208,225  25,142,356
     Unearned ESOP compensation                 (1,935,430) (2,073,680)
     MRDP shares acquired                         (801,875)         --
     Retained earnings, substantially
      restricted                                16,815,367  15,762,582
     Unrealized gain on securities
      available-for-sale, net                    1,286,180     752,458
                                            -------------- -----------
          Total stockholders' equity            40,598,388  39,609,637
                                            -------------- -----------
Commitments and contingencies

          Total liabilities and
           stockholders' equity             $  109,800,903 115,873,757
                                            ============== ===========

   See accompanying notes to consolidated financial statements.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Income

             Year Ended December 31, 1997, Six Months
       Ended December 31, 1996 and Year Ended June 30, 1996

                                               Six Months
                                  Year Ended      Ended         Year
                                 December 31,  December 31,     Ended
                                     1997         1996      June 30, 1996
                                ------------  ------------  -------------

Interest income:
  Loans receivable               $ 3,721,737    1,796,344     3,440,793
  Mortgage-backed securities       2,941,460    1,170,112     2,516,854
  Investment securities              591,839      104,077       214,363
  Other                              453,697      159,780       131,543
                                 -----------    ---------     ---------
       Total interest income       7,708,733    3,230,313     6,303,553
                                 -----------    ---------     ---------
Interest expense:
  Passbook accounts                  451,004      240,485       476,408
  NOW accounts                       430,904      229,349       412,096
  Certificates of deposit          2,138,715    1,149,333     2,325,755
  Advances from Federal Home
   Loan Bank                           2,268        6,610        95,444
  Note payable and other              95,306           --            --
                                 -----------    ---------     ---------
       Total interest expense      3,118,197    1,625,777     3,309,703
                                 -----------    ---------     ---------
       Net interest income         4,590,536    1,604,536     2,993,850

Provision for loan losses             20,306           --        55,000
                                 -----------    ---------     ---------
       Net interest income
        after provision
        for loan losses            4,570,230    1,604,536     2,938,850

Non-interest income:
  Insurance commission income        651,913      336,298       688,166
  Customer service charges           187,728       86,125       145,456
  Other                               19,355       16,347        45,100
                                 -----------    ---------     ---------
       Total non-interest income     858,996      438,770       878,722

Non-interest expense:
  Compensation and benefits        1,620,664      806,607     1,614,601
  Occupancy and equipment            362,942      171,166       340,114
  Special assessment by the SAIF          --      450,728            --
  Deposit insurance premiums          78,338       56,220       185,287
  Data processing services           102,384       48,643       105,986
  Other                              647,297      306,540       540,427
                                 -----------    ---------     ---------
       Total non-interest expense  2,811,625    1,839,904     2,786,415
                                 -----------    ---------     ---------
       Income before income taxes  2,617,601      203,402     1,031,157

Income taxes                       1,032,000       61,522       399,480
                                 -----------    ---------     ---------
     Net income                  $ 1,585,601      141,880       631,677
                                 ===========    =========     =========
Net income per share             $      .67
                                 ==========

   See accompanying notes to consolidated financial statements.

           EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

          Consolidated Statements of Stockholders' Equity

              Year Ended December 31, 1997, Six Months
        Ended December 31, 1996 and Year Ended June 30, 1996


                                                                       Unrealized
                                                                        gain on
                                        Unearned                       securities     Total
                            Additional   ESOP        MRDP               available-    stock-
                    Common  paid-in      compen-    shares   Retained   for-sale,     holders'
                     stock   capital     sation    acquired  earnings      Net        equity
                    ------  ---------  ---------   --------  --------  -----------  -----------


Balances at
 June 30, 1995 $      --         --       --          --    14,989,025    510,934   15,499,959

Net income            --         --       --          --       631,677       --        631,677

Decrease in
 unrealized
 gain on
 securities
 available-
 for-sale             --         --       --          --         --      (255,237)    (255,237)
                   ------- ---------- ----------  --------  ----------  ---------   ----------
Balances at
 June 30, 1996        --         --       --          --    15,620,702    255,697   15,876,399

Net proceeds from
 issuance of
 common stock       25,921 25,142,356 (2,073,680)     --         --         --      23,094,597

Net income            --         --       --          --       141,880      --         141,880

Increase in
 unrealized
 gain on
 securities
 available-
 for-sale             --         --       --          --         --       496,761      496,761
                   ------- ---------- ----------  --------  ----------  ---------   ----------
Balances at
 December 31,
 1996               25,921 25,142,356 (2,073,680)     --    15,762,582    752,458   39,609,637

Repurchase of
  50,000 common
 shares for MRDP      --         --       --      (801,875)      --          --       (801,875)

ESOP shares
 committed to be
 released             --       65,869    138,250      --         --          --        204,119

Net income            --         --       --          --     1,585,601       --      1,585,601

Cash dividends
 declared ($.225
 per share)           --         --       --          --      (532,816)      --       (532,816)

Increase in
 unrealized
 gain on
 securities
 available-
 for-sale             --         --       --          --         --       533,722      533,722
                   ------- ---------- ----------  --------  ----------  ---------   ----------
Balances at
 December 31,
 1997              $25,921 25,208,225 (1,935,430) (801,875) 16,815,367  1,286,180   40,598,388
                   ======= ==========  =========   =======  ==========  =========   ==========

See accompanying notes to consolidated financial statements.



           EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows

              Year Ended December 31, 1997, Six Months
        Ended December 31, 1996 and Year Ended June 30, 1996

                                                    Six Months      Year
                                       Year Ended     Ended         Ended
                                      December 31,  December 31,   June 30,
                                          1997         1996          1996
                                      ------------  ------------  ----------
Cash flows from operating activities:
  Net income                         $  1,585,601      141,880      631,677
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Provision for loan losses              20,306            --      55,000
    Depreciation                          169,640       103,101     199,309
    Loss on retirement of premises
     and equipment, net                        --            --      17,430
    Amortization of premiums and
     discounts on loans and
     mortgage-backed securities, net       16,395        (6,553)     30,239
    Stock dividends reinvested in
     Federal Home Loan Bank stock         (92,300)      (45,500)    (79,200)
    ESOP shares committed to be
      released                            204,119            --          --
    Decrease (increase) in accrued
     interest receivable                  (96,569)       (2,933)     34,733
    Decrease (increase) in income tax
     receivable                            40,000        25,817     (65,817)
    Decrease (increase) in prepaid
     expenses and other assets            (27,819)       93,860     163,646
    Increase (decrease) in accrued
     expenses and other liabilities       (19,432)       21,734    (131,634)
    Increase (decrease) in income
     taxes payable                         63,243            --     (46,177)
    Increase (decrease) in deferred
     income taxes                          50,716       (50,115)     48,007
                                      -----------    ----------  ----------
      Net cash provided by
       operating activities             1,913,900       281,291     857,213
                                      -----------    ----------  ----------
Cash flows from investing activities:
 Net change in loans receivable        (4,030,224)      179,744  (2,504,609)
 Purchases of investment securities
  held-to-maturity                           --        (449,750)  (3,998,800)
 Purchases of mortgage-backed
  securities available-for-sale       (19,996,123)         --           --
 Purchases of investment securities
  available-for-sale                  (10,866,995)         --           --
 Proceeds from maturities or called
  investment securities
  available-for-sale                    5,390,000          --           --
 Proceeds from matured or called
  investment securities
  held-to-maturity                      1,200,000       250,000   3,997,500
 Purchases of mortgage-backed
  securities held-to-maturity                --      (4,245,465) (5,704,272)
 Principal payments on mortgage-
  backed securities held-to-maturity    4,421,975     3,460,059   4,535,653
Principal payments on mortgage-
 backed securities available-for-sale   3,709,339       857,284    2,313,580
Purchases of premises and equipment      (149,238)      (42,188)    (393,480)
                                      -----------    ----------   ----------
    Net cash provided by (used
     in) investing activities         (20,321,266)        9,684   (1,754,428)
                                      -----------    ----------   ----------
Cash flows from financing activities:
Net change in deposits                   (838,774)     (849,936)   1,484,080
Proceeds from advances from Federal
 Home Loan Bank                         1,300,000          --      1,500,000
Repayment of advances from
 Federal Home Loan Bank                (1,300,000)   (1,500,000)  (1,750,926)
Payments on note payable                  (51,864)         --           --
Net change in advances from borrowers
 for taxes and insurance                   38,386       (36,004)     (33,137)
Sale of common stock, net of
 offering costs                              --      23,094,597         --
Proceeds from (repayments of) stock
 over subscription                     (6,987,070)    6,987,070         --
Payments of dividends                    (532,816)         --           --
Increase (decrease) in accrued
 offering costs                          (504,145)      504,145         --
Purchase of stock for MRDP               (801,875)         --           --
                                      -----------    ----------   ----------
      Net cash provided by (used
       in) financing activities        (9,678,158)   28,199,872    1,200,017
                                      -----------    ----------   ----------
Net increase (decrease) in cash
 and cash equivalents                 (28,085,524)   28,490,847      302,802

Cash and cash equivalents,
 beginning of year                     30,989,555     2,498,708    2,195,906
                                      -----------    ----------   ----------
Cash and cash equivalents, end of
 year                                 $ 2,904,031    30,989,555    2,498,708
                                      ===========    ==========   ==========
Cash paid during the year for:
  Interest                            $ 3,117,000     1,606,600    3,395,000
  Income taxes                            878,000        86,000      462,000
                                      ===========    ==========   ==========

See accompanying notes to consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

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

     (b)  Basis of Presentation
          ---------------------

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate, however, future additions to the allowance may be necessary based on changes in factors affecting the borrowers' ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Empire to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                                 23                 (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     (c)  Conversion to Stock Ownership
          -----------------------------

The Holding Company was incorporated in September 1996 to acquire and hold all of the outstanding capital stock of Empire as a part of Empire's conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings bank. In connection with the conversion, which was consummated on January 23, 1997, the Company issued and sold 2,592,100 shares of common stock (par value $.01 per share) at a price of $10 per share for net offering proceeds of $25,168,277 after conversion and offering expenses of $752,723. Net cash offering proceeds were $23,094,597 which reflects stock issued to the Employee Stock Ownership Plan (ESOP). The Holding Company used $9,501,000 of the net cash proceeds to purchase the newly issued capital stock of Empire. Since, among other things, the offering proceeds and all required regulatory approvals to consummate the conversion were received prior to December 31, 1996, the conversion has been accounted for as being effective as of December 31, 1996, with the net offering proceeds shown on the statement of stockholders' equity as proceeds from the sale of common stock and the stock over subscription proceeds recorded as a liability.
 The over subscription proceeds and accrued interest due on all subscription proceeds were refunded on January 23, 1997.

     (d)   Cash Equivalents
           ----------------

For purposes of the statements of cash flows, the Company considers all cash, due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents.

     (e)  Investment Securities
          ---------------------

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

                                      24                 (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

The Company has never acquired any securities classified as trading securities.

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

     (f)  Mortgage-Backed Securities
          --------------------------

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

     (g)  Loans Receivable
          ----------------

Loans receivable are stated at unpaid principal balances, less unearned discounts and net deferred loan origination fees. Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Discounts on purchased loans are amortized using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

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

                                  25                 (Continued)

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

The Company's existing policies for evaluating the adequacy of the allowance for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired. At December 31, 1997 and 1996, no loans were classified as non-accrual or impaired.

     (h)  Loan Origination Fees and Related Costs
          ---------------------------------------

Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loans.

     (i)  Stock in Federal Home Loan Bank
          -------------------------------

Member institutions of the Federal Home Loan Bank (FHLB) System are required to hold common stock of its district FHLB according to predetermined formulas.

     (j)  Premises and Equipment
          ----------------------

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives, which range from 3 to 50 years, of the respective assets on straight-line and accelerated methods. Leasehold improvements are amortized on the straight-line method over their estimated useful life or lease term, whichever is less.

                                  26                 (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     (k)  Income Taxes
          ------------

Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  Net Income Per Share
          --------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share
(EPS) with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic and diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At December 31, 1997, there were 13,825 committed to be released ESOP shares. There were no vested MRDP shares. The weighted-average common shares outstanding for the year ended December 31, 1997 was 2,376,277, which is net of weighted-average unallocated ESOP shares.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The Company had no potential common shares at December 31, 1997 and therefore, basic and diluted EPS are the same for this period.

Net income per share was not calculated for the six months ended December 31, 1996 or the year ended June 30, 1996 as no shares were outstanding during these periods [see note 1(a)].

                                   27               (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     (m)  Impairment of Long-Lived Assets
          -------------------------------

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. No assets were identified as impaired as of December 31, 1997 and 1996.

     (n)  Stock-Based Compensation to Employees
          -------------------------------------

Compensation cost for stock-based compensation to employees is measured at the grant date using the intrinsic value method. Under the intrinsic value method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to ultimately acquire the stock and is recognized over any related service period.

     (o)  New Accounting Pronouncements
          -----------------------------

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities. SFAS No. 125 generally requires that the Company recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. SFAS No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale or trading securities under SFAS No. 115. The Company adopted the provisions of SFAS No. 125 on January 1, 1997 and adoption did not have a material impact on the Company's consolidated financial position or results of operations.

                                  28                 (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(2) Change in Fiscal Year
    ---------------------

In connection with the conversion to stock ownership, the Company changed its reporting period from a fiscal year ended June 30 to a calendar year end. Accordingly, results of operations for the transition period ended December 31, 1996 cover a six-month period. The following statements of income present financial data for the six months ended December 31, 1997 and the comparable six month period of the prior year. These statements are for comparative purposes only.

                                           Six Months Ended December 31,
                                           -----------------------------
                                                1997            1996
                                           --------------  -------------
                                            (unaudited)
Interest income:
     Loans receivable                     $   1,894,382        1,796,344
     Mortgage-backed securities               1,564,350        1,170,112
     Investment securities                      261,414          104,077
     Other                                      184,980          159,780
                                             ----------        ---------
      Total interest income                   3,905,126        3,230,313
                                             ----------        ---------
Interest expense:
     Passbook accounts                          223,174          240,485
     NOW accounts                               230,424          229,349
     Certificates of deposit                  1,082,759        1,149,333
     Advances from Federal Home Loan Bank         1,085            6,610
      Notes payable and other                    32,136             --
                                             ----------        ---------
        Total interest expense                1,569,578        1,625,777
                                             ----------        ---------
        Net interest income                   2,335,548        1,604,536
Provision for loan losses                           411             --
                                             ----------        ---------
        Net interest income after
         provision for loan losses            2,335,137        1,604,536

Non-interest income:
     Insurance commission income                343,342          336,298
     Customer service charges                   102,624           86,125
     Other                                       10,652           16,347
                                             ----------        ---------
      Total non-interest income                 456,618          438,770

Non-interest expense:
     Compensation and benefits                  865,703          806,607
     Occupancy and equipment                    268,919          171,166
     Special assessment by the SAIF                --            450,728
     Deposit insurance premiums                  38,280           56,220
     Data processing services                    66,350           48,643
     Other                                      256,354          306,540
                                             ----------        ---------
      Total non-interest expense              1,495,606        1,839,904
                                             ----------        ---------
      Income before income taxes              1,296,149          203,402

Income taxes                                    506,045           61,522
                                             ----------        ---------
      Net income                             $  790,104          141,880
                                             ==========        =========

                                        29                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(3) Investment and Mortgage-Backed Securities Available-For-Sale
    ------------------------------------------------------------

The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale are at December 31 are as follows:

                                                 1997
                         -------------------------------------------------
                                        Gross        Gross       Estimated
                         Amortized    unrealized   unrealized      fair
                           cost         gains        losses         value
                         ----------   ----------    ----------   ---------

United States Government
 and agency obligations $ 5,489,495       57,955        (300)    5,547,150
FHLMC common  stock          55,291    1,957,709         --      2,013,000
Mutual funds                350,000        2,177        (749)      351,428
                        -----------  -----------  -----------  -----------
                          5,894,786    2,017,841      (1,049)    7,911,578

Mortgage-backed
 securities:
  GNMA certificates       3,099,757       20,116         --      3,119,873
  FHLMC certificates      7,074,842        7,793     (53,610)    7,029,025
  FNMA certificates       7,268,364       95,183     (18,432)    7,345,115
  REMIC certificates     11,049,340       63,253     (22,603)   11,089,990
                        -----------  -----------  -----------  -----------
                         28,492,303      186,345     (94,645)   28,584,003
                        -----------  -----------  -----------  -----------
                       $ 34,387,089    2,204,186     (95,694)   36,495,581
                       ============  ===========  ===========  ===========

                                                 1996
                         -------------------------------------------------
                                        Gross        Gross       Estimated
                         Amortized    unrealized   unrealized      fair
                           cost         gains        losses         value
                         ----------   ----------    ----------   ---------

FHLMC common and
   preferred stock        $  67,791    1,269,274        --       1,337,065
Mutual funds                350,000        4,597      (1,499)      353,098
                        -----------  -----------  -----------  -----------
                            417,791    1,273,871      (1,499)    1,690,163

Mortgage-backed
   securities:
FHLMC certificates        9,956,294       21,779    (108,175)    9,869,898
FNMA certificates         2,256,253        --        (48,541)    2,207,712
                        -----------  -----------  -----------  -----------
                        $12,212,547       21,779    (156,716)   12,077,610
                        -----------  -----------  -----------  -----------
                        $12,630,338    1,295,650    (158,215)   13,767,773
                        ===========  ===========  ===========  ===========

The REMICs consist of ten certificates which are backed by the FNMA or the
FHLMC.
                                  30                           (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

There were no sales of investment securities available-for-sale during the year ended December 31, 1997, six months ended December 31, 1996 and year ended June 30, 1996.

Maturities of securities available-for-sale by contractual maturity at December 31, 1997 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayments of principal.
                                                                Estimated
                                            Amortized            fair
                                               cost              value
                                            ---------           ---------

Due within one year                        $ 4,690,606          4,693,719
Due after one year through five years        7,939,262          7,938,463
Due after five years through ten years       2,030,994          2,050,258
Due after ten years                         19,320,936         19,448,713
                                            ----------         ----------
                                            33,981,798         34,131,153
Equity securities                              405,291          2,364,428
                                            ----------         ----------
                                           $34,387,089         36,495,581
                                           ===========         ==========

(4)  Investment and Mortgage-Backed Securities Held-to-Maturity
     ----------------------------------------------------------

The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities held-to-maturity at December 31 are summarized as follows:
                                                 1997
                         -------------------------------------------------
                                        Gross        Gross       Estimated
                         Amortized    unrealized   unrealized      fair
                           cost         gains        losses         value
                         ----------   ----------    ----------   ---------


United States
 Government and
 agency obligations    $ 1,500,000          800        (1,650)    1,499,150
Other                          200          --           --             200
                       -----------  -----------   -----------   -----------
                         1,500,200          800        (1,650)    1,499,350
Mortgage-backed
 securities:
  FHLMC certificates     7,906,441      117,352       (23,663)    8,000,130
  FNMA certificates      7,102,309       98,543          --       7,200,852
  GNMA certificates      2,182,036       67,364          --       2,249,400
  REMIC certificates     1,865,493       13,934       (26,600)    1,852,827
                       -----------  -----------   -----------   -----------
                        19,056,279      297,193       (50,263)   19,303,209
                       -----------  -----------   -----------   -----------
                       $20,556,479      297,993       (51,913)   20,802,559
                       ===========  ===========   ===========   ===========

                                  31                         (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                                                 1996
                         -------------------------------------------------
                                        Gross        Gross       Estimated
                         Amortized    unrealized   unrealized      fair
                           cost         gains        losses         value
                         ----------   ----------    ----------   ---------

United States
 Government and
 agency obligations   $  2,698,550        4,850       (24,606)    2,678,794
Other                          200                                      200
                       -----------  -----------   -----------   -----------
                         2,698,750        4,850       (24,606)    2,678,994
Mortgage-backed
 securities:
  FHLMC certificates    10,475,150      139,724       (27,258)   10,587,616
  FNMA certificates      8,446,004       96,052       (23,783)    8,518,273
  GNMA certificates      2,702,424       61,496          (259)    2,763,661
  REMIC certificates     1,865,493       27,090       (55,600)    1,836,983
                       -----------  -----------   -----------   -----------
                        23,489,071      324,362      (106,900)   23,706,533
                       -----------  -----------   -----------   -----------
                       $26,187,821      329,212      (131,506)   26,385,527
                       ===========  ===========   ===========   ===========

The REMICs consist of two certificates which are backed by the FNMA and the FHLMC.

Maturities of securities held-to-maturity by contractual maturity at December 31, 1997 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayments of principal.

                                                           Estimated
                                            Amortized         fair
                                               cost           value
                                            ---------      ----------

Due within one year                       $ 1,315,848         948,883
Due after one year through five years       3,413,732       3,818,481
Due after five years through ten years      3,837,372       3,921,657
Due after ten years                        11,989,527      12,113,538
                                          -----------      ----------
                                          $20,556,479      20,802,559
                                          ===========      ==========

There were no sales of investment securities held-to-maturity during the year ended December 31,1997, six months ended December 31, 1996 and the year ended June 30, 1996.

The Company has not entered into any interest rate swaps, options or future contracts. Included in U.S. Government agency obligations are investments in structured notes which have contractual step-up interest rates which have an amortized cost of $750,000 and a market value of $750,800 at December 31, 1997. All of the U.S. Government and agency obligations at December 31, 1997 and 1996 have call features.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

(5) Loans Receivable, Net
    ---------------------
Loans receivable, net at December 31 are summarized as follows:

                                       1997               1996
                                       ----               ----
     First mortgage loans:
        One to four family       $  38,177,958         35,287,132
        Multi-family                 3,162,272          2,241,000
        Commercial real estate       1,101,694          1,118,000
     Construction loans              2,184,900          2,238,000
     Loans to depositors,
       secured by savings              590,673            629,115
     Other consumer loans            3,095,275          2,321,511
                                   -----------        -----------
                                    48,312,772         43,834,758
     Less:
         Unearned discounts             (2,781)            (4,138)
         Undisbursed portion
           of mortgage loans        (2,085,461)        (1,657,105)
         Allowance for loan losses    (200,000)          (200,000)
         Net deferred loan
           origination fees           (311,022)          (269,925)
                                   -----------        -----------
                                   $45,713,508         41,703,590
                                   ===========        ===========

Loans receivable include approximately $3,500,000 and $4,200,000 in adjustable rate mortgages at December 31, 1997 and 1996, respectively.

Real estate loans serviced for others totaled approximately $100,000 and $105,000 at December 31, 1997 and 1996, respectively.

A summary of activity in the allowance for loan losses follows:

                                                Six Months       Year
                                 Year Ended       Ended          Ended
                                December 31,    December 31,    June 30,
                                    1997          1996            1996
                                ------------    -----------   ----------
   Balance at beginning of
      period                     $200,000         200,000       145,000
    Provision charged to
      expense                      20,306             --         55,000
    Losses charged against
      the allowance               (20,306)            --           --
                                 --------        --------      --------
    Balance at end of period     $200,000         200,000       200,000
                                 ========        ========      ========

                                     33                     (Continued)

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


(6)  Accrued Interest Receivable
     ---------------------------

Accrued interest receivable at December 31 is summarized as follows:

                                             1997             1996
                                             ----             ----
        Loans receivable                   $214,447          205,857
        Mortgage-backed securities          107,612           83,138
        Investment securities and
          interest-bearing deposits         105,437           41,932
                                           --------          -------
                                           $427,496          330,927
                                           ========          =======
(7)  Premises and Equipment
     ----------------------
Premises and equipment at December 31 is summarized as follows:

                                              1997            1996
                                              ----            ----
        Buildings and leasehold
          improvements                   $1,677,181        2,164,215
        Land and improvements               526,265          428,784
        Furniture, fixtures and
          equipment                       1,081,345        1,027,520
                                         ----------       ----------
                                          3,284,791        3,620,519
       Accumulated depreciation          (1,233,553)      (2,298,879)
                                         ----------       ----------
                                         $2,051,238        1,321,640
                                        ===========       ==========

The Company was a party to a long-term lease agreement with an officer and related individuals (lessor) for the Livingston, Montana main office. The lease expired in 1997 at which time the Company negotiated with the lessor to purchase the building. The purchase of the building, at a cost of $750,000, was financed with a $722,000 note payable (see note 9). Total lease expense under this agreement was $5,028 for the year ended December 31, 1997, $5,028 for the six months ended December 31, 1996 and $10,056 for the years ended June 30, 1996 and 1995.

                                 34                              (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

(8)  Deposits
     --------

Deposits at December 31 are summarized as follows:

                        Weighted
                        average
                        rate at
                       December
                          31,             1997                 1996
                                    ---------------    ------------------
                         1997        Amount      %        Amount       %
                     ------------    ------    -----      ------      ----

  Passbook accounts      3.25%    $13,572,343   20.3%   14,521,391   21.5%
  NOW accounts           2.85%     14,838,604   22.2    14,629,406   21.6
                                  -----------  -----   -----------  -----
                                   28,410,947   42.5    29,150,797   43.1
                                  -----------  -----   -----------  -----
   Certificates
    of deposit:     3.01 to 4.00%         593     --       204,962     .3
                    4.01 to 5.00      755,165    1.1     7,285,980   10.7
                    5.01 to 6.00   33,766,470   50.5    25,318,501   37.4
                    6.01 to 7.00    1,872,483    2.8     3,532,724    5.9
                    7.01 to 8.00    2,053,434    3.1     2,084,713    2.4
                    8.01 to 9.00           --     --       120,189     .2
    Total certificates  5.67%      38,448,145   57.5    38,547,069   56.9
         of deposit               -----------  -----   -----------  -----
                        4.55%     $66,859,092  100.0%   67,697,866  100.0%
                                  ===========  =====   ===========  ======

Scheduled maturities of certificates of deposit at December 31, 1997 are as follows:

           1998                               $  27,137,240
           1999                                   5,451,146
           2000                                   3,858,259
           2001                                     879,297
           2002                                     451,246
           2003 and thereafter                      670,957
                                              -------------
                                              $  38,448,145
                                              =============

Certificates of deposit of $100,000 or more are approximately $2,554,000 and $2,871,000 at December 31, 1997 and 1996, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

Accrued interest payable on deposits (included in accrued expenses and other liabilities) was approximately $100,000 and $98,500 at December 31, 1997 and 1996, respectively.

                                      35                 (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

(9)  Note Payable
     ------------

During 1997, the Company entered into an agreement with an officer of the Company and related individuals to purchase the Livingston, Montana main office building. The purchase was financed with a long-term note. The note is being paid in quarterly principal payments of $28,000 plus interest at 9%. The note is secured by the building.

(10) Income Taxes
     ------------

Income tax expense for the year ended December 31, 1997, six months ended December 31, 1996 and year ended June 30, 1996 is summarized as follows:

                                   Federal         State       Total
                                   -------         -----       -----
    December 31, 1997:
         Current                  $ 809,755       171,529     981,284
         Deferred                    41,814         8,902      50,716
                                  ---------      --------   ---------
                                  $ 851,569       180,431   1,032,000
                                  =========      ========   =========

    December 31, 1996:
         Current                  $  89,108        22,529     111,637
         Deferred                   (41,316)       (8,799)    (50,115)
                                  ---------      --------    --------
                                  $  47,792        13,730      61,522
                                  =========      ========    ========
    June 30, 1996:
         Current                  $ 290,714        60,759     351,473
         Deferred                    41,212         6,795      48,007
                                  ---------       -------    --------
                                  $ 331,926        67,554     399,480
                                  =========       =======    ========

                                        36                (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


Income tax expense for the year ended December 31, 1997, six months ended December 31, 1996 and the year ended June 30, 1996 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                            Six Months
                              Year Ended       Ended          Year
                             December 31,   December 31,      Ended
                                 1997          1996        June 30, 1996
                             ------------   ------------   -------------

  Computed "expected" tax
    expense                  $  889,984       69,157          350,593
  Increase (decrease)
    resulting from:
      State taxes, net of
       Federal income tax
       benefit                  119,084        9,062           48,887
      Other                      22,932      (16,697)            --
                             ----------    ---------        ---------
                             $1,032,000       61,522          399,480
                             ==========    =========        =========

Temporary differences between the financial statement carrying amounts the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                        1997          1996
                                        ----          ----

    Deferred tax assets:
      Loans:
        Allowance for loan losses    $ 76,910        76,910
        Loan origination fees
          deferred for financial
          reporting purposes          120,673       105,391
      Deferred compensation accrual    43,319        38,995
      Other, net                         --          29,110
                                     --------      --------
           Gross deferred tax assets  240,902       250,406
                                     --------      --------
    Deferred tax liabilities:
      Stock in Federal Home Loan Bank
        of Seattle, principally due
        to dividends not recognized
        for tax purposes             (329,444)     (293,950)
      Prepaid insurance premium        (4,075)       (5,852)
      Unrealized gains on securities
        available-for-sale           (822,312)     (384,977)
      Other, net                       (7,495)         --
                                    ---------      --------
           Gross deferred tax
             liabilities           (1,163,326)     (684,779)
                                    ---------      --------
           Net deferred tax
             liability             $ (922,424)     (434,373)
                                    =========      ========
                                      37                (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1997 and 1996, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Retained earnings at December 31, 1997 includes approximately $3,320,000 for which no provision for Federal income tax has been made. This amount represents the base year tax bad debt reserve at December 31, 1986. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this Federal bad debt reserve into taxable income.

(11) Employee Benefit Plans
     ----------------------

Retirement Plan. The Company has a noncontributory multi-employer trustee defined benefit pension plan. Actuarially determined pension costs are funded as required by the trustee. Information related to the Company's portion of the actuarial present value of benefits is not available. Consulting actuaries to the plan have indicated the plan reached the ERISA full funding limitation during 1997 and 1996. Contributions to the plan were $2,471, $2,000 and $108,000 for the year ended December 31, 1997, six months ended December 31, 1996 and year ended June 30, 1996, respectively.

Employee Stock Ownership Plan (ESOP).  As part of the conversion discussed in note 1(b), an ESOP was established covering substantially all employees. The ESOP borrowed $2,073,680 from the Holding Company and used the funds to purchase 207,368 shares of the common stock of the Company issued in the offering. The loan is intended to be repaid by the ESOP over a period of 15 years principally from the Company's contributions to the ESOP and dividends on unallocated ESOP shares. The costs of the shares acquired by the ESOP is considered unearned compensation and, as such, is recorded as a reduction of the Company's stockholders' equity. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits will vest upon the completion of five years of service. Forfeitures are reallocated to remaining plan participants and may reduce the Company's contributions. Benefits may be payable upon retirement, death, disability, or separation from service.

                                     38                   (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

Compensation expense is recorded equal to the fair value of shares held by the ESOP which are deemed committed to be released. Shares are committed to be released on a straight-line basis over 15 years, which is the basis for the annual allocation of ESOP shares to participants. For the year ended December 31, 1997, ESOP principal and interest payments of approximately $296,000 were funded by Empire and Dime contributions of approximately $249,000 to the ESOP. The remainder of the ESOP debt service was funded by dividends on ESOP shares. At December 31, 1997, 13,825 shares were committed to be released to participant accounts and the fair value of the remaining shares to be released in future years was approximately $3,246,000. Compensation expense relating to the ESOP shares was $204,119 for the year ended December 31, 1997. No compensation expense was recorded during 1996.

Employment Contracts. The Company entered into three-year employment contracts with two senior officers that provide severance up to three times average annual compensation following a change in control of the Company.

Option Plan During 1997, the Company adopted an option plan for the issuance of up to 259,210 shares of common stock through option grants to employees, officers and directors of the Company. The options will vest over a five year period following the date of the grant of the option. No options were granted under this plan during 1997. During January 1998, the Company granted 217,984 shares under this plan.

Management Recognition and Development Plan (MRDP). During July 1997, the Company adopted a management recognition plan which would grant up to 103,684 of common shares to employees, officers and directors of the Company. The shares granted will vest over a five year period following the date of grant. During the year ended December 31, 1997, the Company purchased 50,000 shares for issuance under the MRDP, however, no shares were granted under the MRDP through December 31, 1997. During January 1998, the Company granted 77,763 shares under this plan.

(12) Regulatory Capital
     ------------------

Empire is required to meet three capital requirements: a tangible capital requirement equal to not less than 1.5% of tangible assets (as defined in the regulations); a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3.0% of tangible assets; and a risk-based capital requirement equal to at least 8.0% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. Empire's total risk-weighted assets at December 31, 1997 and 1996 were $40,452,000 and $38,313,000, respectively.

                                      39                 (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

The following table presents, as of December 31, the extent to which Empire exceeds, in dollars and percent, the minimum capital requirements:

                                         Regulatory Capital
                                ----------------------------------
                                                1997
                                ----------------------------------
                                  Actual    Requirement    Excess
                                  ------    -----------    ------

   Tangible capital:
     Dollar amount           $  26,238,000   1,607,000   24,631,000
     Percent of tangible assets    24.5%        1.5%        23.0%
   Core capital:
     Dollar amount           $  26,238,000   3,213,000   23,025,000
     Percent of adjusted
       tangible assets             24.5%        3.0%        21.5%
   Risk-based capital:
     Dollar amount           $  26,415,000   3,236,000   23,179,000
     Percent of risk-weighted
       assets                      65.3%        8.0%        57.3%

                                         Regulatory Capital
                                ----------------------------------
                                                1996
                                ----------------------------------
                                  Actual    Requirement    Excess
                                  ------    -----------    ------
   Tangible capital:
     Dollar amount           $  24,888,000   1,718,000   23,170,000
     Percent of tangible assets   21.7%         1.5%         20.2%
   Core capital:
     Dollar amount           $  24,888,000   3,437,000   21,451,000
     Percent of adjusted
       tangible assets            21.7%         3.0%         18.7%
   Risk-based capital:
     Dollar amount           $  25,066,000   3,065,000   22,001,000
     Percent of risk-weighted
       assets                     65.4%         8.0%         57.4%

Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the Office of Thrift Supervision
(OTS), restrictions on growth and other limitations on a savings bank's operations.

                                       40                (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

Consolidated stockholders' equity differs from Empire's tangible, core, and risk-based capital at December 31 as a result of the following (dollars rounded to thousands):

                                              1997            1996
                                              ----            ----

  Consolidated stockholders' equity     $  40,598,000      39,610,000
  Holding Company net assets              (12,708,000)           --
  Net proceeds from issuance of stock           --        (23,095,000)
  Stock issued by Empire in conversion          --          9,501,000
                                        -------------     -----------
     Empire capital                        27,889,000      26,016,000

  Non-includable assets of Dime              (365,000)       (376,000)
  Unrealized gains on certain available-
    for-sale securities                    (1,286,000)       (752,000)
                                        -------------     -----------
     Tangible and core capital             26,238,000      24,888,000

  Allowance for loan losses                   200,000         200,000
  Assets required to be deducted              (23,000)        (22,000)
                                        -------------     -----------
     Risk-based capital                 $  26,415,000      25,066,000
                                        =============     ===========

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

In addition, savings banks that before and after proposed dividend distributions meet or exceed their fully phased-in capital requirements, may make capital distributions with prior notice to the OTS during any calendar year up to 100% of year-to-date net income plus 50% of the amount in excess of their fully phased-in capital requirements as of the beginning of the calendar year. However, the OTS may impose greater restrictions if an institution is deemed to be in need of more than normal supervision. Empire currently exceeds its fully phased-in capital requirements and has been assessed as "well-capitalized" under the regulatory guidelines.

                                 41                  (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

(13) Financial Instruments With Off-Balance-Sheet Risk
     -------------------------------------------------

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

Financial instruments outstanding at December 31, 1997 whose contract amounts represent credit risk are fixed-rate commitments to extend credit totaling approximately $979,000. These commitments generally contain a termination date of 30 days from date the commitment is approved.

(14) Financial Instruments With Concentration of Credit Risk
     -------------------------------------------------------

At December 31, 1997, approximately $1,400,000 of the Company's loans receivable are secured by real property located outside of the Company's trade area of three counties in south central Montana. Of this amount, approximately $900,000 are secured by properties located in Southern California.

(15) Fair Value of Financial Instruments
     -----------------------------------

The Company is required to disclose the fair value for financial instruments, whether recognized or not recognized on the statement of financial condition. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.

Quoted market prices are used for fair value when available, but do not exist for some of the Company's financial instruments, primarily loans and time deposits. The fair value of these instruments has been derived from the OTS Net Portfolio Value Model (OTS Model). The OTS Model primarily employs the static discounted cash flow method which estimates the fair value of loans and time deposits by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the OTS Model makes assumptions about the size and timing of expected cash flows and appropriate discount rates. Different assumptions could materially change these instruments' estimated values.

                                  42                 (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

The following assumptions and methods were used by the Company in estimating the fair value of its financial instruments:

Financial Assets. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and interest-bearing deposits approximates fair value. For all investment and mortgage-backed securities, the fair value is based upon quoted market prices. The fair value of loans receivable was obtained from the OTS Model. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the short-term. The fair value of FHLB stock approximates redemption value.

Financial Liabilities. The fair value of NOW and demand accounts and non-term savings deposits approximates book values as these deposits are payable on demand. The fair value of time deposits was obtained from the OTS Model. The fair value of notes payable was obtained from the OTS Model. The fair value of accrued interest payable approximates book value as the Company expects payment in the short-term.

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

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred tax assets and premises and equipment. In addition, the tax effect of the difference between the fair value and carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates presented herein.

                                     43                 (Continued)

                EMPIRE FEDERAL BANCORP,INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

The approximate book value and fair value of the Company's financial instruments as of December 31, are as follows:

                                1997                           1996
                   ---------------------------   ---------------------------

                   Carrying Value   Fair Value   Carrying Value   Fair Value
                   --------------   ----------   --------------   ----------

Financial Assets:
 Cash and cash
  equivalents      $  1,079,000     1,079,000      1,165,000       1,165,000
 Interest-bearing
  deposits            1,825,000     1,825,000     29,824,000      29,824,000
Investment and
  mortgage-backed
  securities
  available-for-
  sale               36,496,000    36,496,000     13,768,000      13,768,000
 Investment and
  mortgage-backed
  securities held-
  to-maturity        20,556,000    20,803,000     26,188,000      26,386,000
 Loans receivable,
  net                45,714,000    47,044,000     41,704,000      42,035,000
 Stock in Federal
  Home Loan Bank
  of Seattle          1,261,000     1,261,000      1,169,000       1,169,000
 Accrued interest
  receivable            427,000       427,000        331,000         331,000

Financial Liabilities:
 Deposits            66,859,000    66,906,000     67,698,000      67,728,000
 Note payable           698,000       818,000          --              --
 Accrued interest
  payable               100,000       100,000         98,500          98,500

Off-Balance Sheet:
 Commitments to extend
  credit (notional
  amount)               979,000       979,000         80,000          80,000

(16)  Other Non-Interest Expense
      --------------------------

Included in other non-interest expense are advertising expenses of $96,346, $30,850 and $53,983 for the year ended December 31, 1997, six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

                                    44                (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements

(17) Holding Company Information (Condensed)
     ---------------------------------------
The summarized financial information for Empire Federal Bancorp, Inc. is presented below.

Condensed Balance Sheets:
                                                    December 31,
                                              -----------------------
                  Assets                      1997               1996
                  -------                     ----               ----
Cash                                    $    265,541           7,884,812
Loan to Empire                            12,500,000          13,200,000
Investment in Empire                      27,888,637          26,016,040
Other assets                                  --                  36,000
                                         -----------          ----------
      Total assets                      $ 40,654,178          47,136,852
                                         ===========          ==========
Liabilities and Stockholders' Equity
  ------------------------------------

Stock over subscription                 $     --               6,987,070
Accrued offering costs                        --                 504,145
Other liabilities                             55,790              36,000
                                        ------------          ----------
     Total liabilities                        55,790           7,527,215
                                        ------------          ----------

Stockholders' equity:
Common stock                                  25,921              25,921
Additional paid-in capital                25,208,225          25,142,356
Unearned ESOP compensation                (1,935,430)         (2,073,680)
MRDP shares acquired                        (801,875)             --
Retained earnings                         16,815,367          15,762,580
Unrealized gain on securities
  available-for-sale                       1,286,180             752,458
                                        ------------          ----------
     Total stockholders' equity           40,598,388          39,609,637
                                        ------------          ----------

     Total liabilities and stockholders'
        equity                          $ 40,654,178          47,136,852
                                         ===========          ==========

                                      45                        (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Condensed Statements of Income:
                                                             Six
                                           Year ended    months ended
                                          December 31,    December 31,
                                              1997           1996
                                          ------------   ------------

 Interest income - loan to Empire        $    688,457          --
 Interest expense - over subscription         (63,170)         --
 Compensation expense - ESOP shares           (65,869)         --
 Operating expenses                           (80,702)         --
                                          -----------     -----------
    Income before equity in
     undistributed earnings of
     subsidiary and income taxes              478,716          --

 Equity in undistributed earnings of
  subsidiary                                1,316,885          --
                                          -----------     -----------
 Income before income taxes                 1,795,601          --

 Income taxes                                 210,000          --
                                          -----------     -----------
   Net income                             $ 1,585,601          --
                                          ===========     ===========
Condensed Statements of Cash Flows:
                                                             Six
                                           Year ended    months ended
                                          December 31,    December 31,
                                              1997           1996
                                          ------------   ------------
 Cash flows from operating
   activities:
  Net income                              $ 1,585,601          --
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Equity in undistributed earnings
     of subsidiary                         (1,316,885)         --
    Increase in other liabilities              33,800          --
    ESOP compensation                         204,119          --
                                           ----------     -----------
      Net cash provided by operating
        activities                            506,635          --
                                           ----------     -----------

 Cash flows from investing activities:
  Loan to Empire                                --        (13,200,000)
  Principal payments from loan to Empire      700,000          --
  Investment in Empire common stock             --         (9,501,000)
                                           ----------     -----------
      Net cash provided by
   (used in) investing activities             700,000     (22,701,000)
                                           ----------     -----------
                                      46                     (Continued)

 Cash flows from financing activities:
  Sale of common stock, net of offering
   costs                                       --          23,094,597
  Proceeds from (repayment of) stock over
   subscription                           (6,987,070)       6,987,070
  Cash dividends paid                       (532,816)           --
  Purchase of stock for MRDP                (801,875)           --
  Increase (decrease) in accrued
   offering costs                           (504,145)         504,145
                                          ----------       ----------
     Net cash provided by (used in)
      financing activities                (8,825,906)      30,585,812
                                          ----------       ----------

 Net increase (decrease) in cash          (7,619,271)       7,884,812

 Cash at beginning of year                 7,884,812            --
                                          ----------       ----------

 Cash at end of year                     $   265,541        7,884,812
                                          ==========       ==========

                            COMMON STOCK INFORMATION

     The common stock of the Corporation is traded in the over-the counter market as reported on the Nasdaq National Market under the symbol "EFBC." As of March 6, 1998, there were approximately 446 stockholders of record. The Corporation estimates that, as of March 6, 1998, there were approximately 1,171 beneficial owners holding stock in nominee or "street" name.

     The Corporation presently pays quarterly cash dividends on the common stock, subject to the discretion of the Board of Directors. Dividend payments by the Corporation depend primarily on the ability of the Bank to pay dividends to the Corporation. Under OTS regulations, the dollar amount of dividends a federal savings association may pay depends upon the association's capital surplus position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with OTS regulations and the Bank's Plan of Conversion. In addition, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by the Bank on the amount removed from the reserves for such distributions. The Bank does not contemplate any distribution that would limit the Bank's bad debt deduction or create federal tax liabilities.

     The stock prices shown below reflect the initial public offering ("IPO") price and the high and low prices by quarter from January 23, 1997, the date the Corporation's Common Stock began trading on the Nasdaq National Market, through the quarter ended December 31, 1997.

                                            Market Price         Cash
                                           --------------    Dividends Paid
                                           High       Low      Per Share
                                           ----       ---      ---------



   IPO....................................  $10.00   $ --       $ --

   March 31, 1997.........................   13.25    12.75       --
   April 1, 1997 - June 30, 1997..........   14.75    12.50     .075
   July 1, 1997 - September 30, 1997......   17.75    14.33     .075
   October 1, 1997 - December 31, 1997....   18.25    15.38     .075

                          DIRECTORS  AND OFFICERS
                                     OF
        EMPIRE FEDERAL BANCORP, INC. AND EMPIRE FEDERAL SAVINGS BANK

Directors:

Beverly D. Harris                              Edwin H. Doig
 President and Chief Executive Officer          Retired Registered Pharmacist
 of the Corporation and the Savings Bank        Former owner and manager of
                                                Livingston Drug.

Ernest A. Sandberg                             Sanroe J. Kaisler,Jr.
 Treasurer, Chief Financial Officer             Retired insurance broker and
 and Secretary of the Corporation               former partner and majority
 and Executive Vice President                   stockholder of Waite &
 and Secretary of the Savings Bank.             Company, an insurance company.

Walter J. Peterson, Jr.                        Walter R. Sales
 Chairman of the Board of the Corporation,      Retired rancher and former
 Vice President of Dime Service Corporation,    Montana Legislator.
 Empire Federal Savings Bank's wholly-owned subsidiary.

John R. Boe
 Retired teacher and vice principal of
 local junior high school in Big Timber,
 and member of Board of Directors of
 Pioneer Medical Center.

Officers:

Beverly D. Harris                              Ernest A. Sandberg
 President and Chief Executive Officer          Treasurer, Chief Financial
 of the Corporation and the Savings             Officer and Secretary of the
 Bank.                                          Corporation and Executive
                                                Vice President and Secretary
                                                of the Savings Bank.

                             CORPORATE INFORMATION

Corporate Headquarters                          Transfer Agent

123 South Main Street                           Registrar and Transfer Co.
Livingston, Montana                             Cranford, New Jersey

Independent Auditors                            Common Stock

KPMG Peat Marwick LLP                           Traded Over-the-Counter/
Billings, Montana                               National Market System
                                                Nasdaq Symbol: EFBC
General Counsel
                                                10-KSB Information
Huppert and Swindlehurst, P.C.
Livingston, Montana                             A copy of the Form 10-KSB will
                                                be furnished without charge to
                                                stockholders of record upon
                                                written request to the
                                                Secretary, Empire Federal
Special Securities Counsel                      Bancorp, Inc., 123 South
                                                Main Street, Livingston,
Breyer & Aguggia                                Montana 59047.
Washington, DC

                        ---------------------------

Annual Meeting

     The Annual Meeting of Stockholders will be held on Tuesday, April 28, 1998, at 12:30 p.m., Mountain Daylight Time, at the Corporation's main office located at 123 South Main Street, Livingston, Montana.

                                 Exhibit 21

                        Subsidiaries of the Registrant

Parent
------

Empire Federal Bancorp, Inc.

                                 Percentage          Jurisdiction or
Subsidiaries(a)                  of Ownership     State of Incorporation
---------------                  ------------     ----------------------

Empire Federal Bank                 100%               United States

The Dime Service Corporation (b)    100%               Montana

-----------------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in Item 7 of this Report.
(b) The Dime Service Corporation is the wholly owned subsidiary of Empire Federal Bank.

                         Exhibit 23

                Consent of Independent Auditors

                        [KPMG Peat Marwick LLP Letterhead]


                          Independent Accountants' Consent
                          --------------------------------

The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.

We consent to incorporation by reference in the registration statement (No. 333-48511) on Form S-8 of Empire Federal Bancorp, Inc., of our report dated February 20, 1998 relating to the consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, which report appears in the December 31, 1997 annual report on Form 10-KSB of Empire Federal Bancorp, Inc.

                                   /s/KPMG Peat Marwick LLP

Billings, Montana
March 25, 1998

                                Exhibit 27

                          Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Empire Federal Bancorp, Inc. for the year ended December 31, 1997, and is qualified in its entirety by reference to such financial statements.

               Financial Data as of
               or for the year
Item Number    ended December 31, 1997    Item Description
-----------    -----------------------    ----------------
9-03(1)              1,078,823            Cash and due from the Banks
9-03(2)              1,825,208            Interest-bearing deposits
9-03(3)                      -            Federal funds sold - purchased
                                            securities for resale
9-03(4)                      -            Trading-account assets
9-03(6)             36,495,581            Investment and mortgage-backed
                                            securities held for sale
9-03(6)             20,556,479            Investment and mortgage-backed
                                            securities held to maturity -
                                            carrying value
9-03(6)             20,802,559            Investment and mortgage-backed
                                            securities held to
                                            maturity - market value
9-03(7)             45,913,508            Loans
9-03(7)(2)             200,000            Allowance for losses
9-03(11)           109,800,903            Total assets
9-03(12)            66,859,092            Deposits
9-03)13)                     -            Short-term borrowings
9-03(15)             1,645,287            Other liabilities
9-03(16)               698,136            Long-term debt
9-03(19)                     -            Preferred stock - mandatory
                                            redemption
9-03(20)                     -            Preferred stock - no mandatory
                                            redemption
9-03(21)                25,921            Common stocks
9-03(22)            40,572,467            Other stockholders' equity
9-03(23)           109,800,903            Total Liabilities and stockholders'
                                            equity
9-04(1)              3,721,737            Interest and fees on loans
9-04(2)              3,533,299            Interest and dividends on
                                            investments
9-04(4)                453,697            Other interest income
9-04(5)              7,708,733            Total interest income
9-04(6)              3,020,623            Interest on deposits
9-04(9)              3,118,197            Total interest expense
9-04(10)             4,590,536            Net interest income
9-04(11)                20,306            Provision for loan losses
9-04(13)(h)                  -            Investment securities gains/(losses)
9-04(14)             2,811,625            Other expenses
9-04(15)             2,617,601            Income/loss before income tax
9-04(17)             1,585,601            Income/loss before extraordinary
                                            items
9-04(18)                     -            Extraordinary items, less tax
9-04(19)                     -            Cumulative change in accounting
                                            principles
9-04(20)             1,585,601            Net income or loss
9-04(21)                   .67            Earnings per share - primary
9-04(21)                   .67            Earnings per share - fully diluted
I.B.5                     4.28            Net yield - interest earning assets
                                            - actual
III.C.1.(a)                  -            Loans on non-accrual
III.C.1.(b)             31,000            Accruing loans past due 90 days
                                           or more
III.C..2.(c)                 -            Troubled debt restructuring
III.C.2                 80,000            Potential problem loans
IV.A.1                 200,000            Allowance for loan loss-beginning
                                           of period
IV.A.2                  20,306            Total chargeoffs
IV.A.3                       -            Total recoveries
IV.A.4                 200,000            Allowance for loan loss - end of
                                            period
IV.B.1                 200,000            Loan loss allowance to allocated to
                                            domestic loans
IV.B.2                       -            Loan loss allowance to foreign
                                            loans
IV.B.3                       -            Loan loss allowance - unallocated