Form 10QSB
period 1998-03-31
EMPIRE FEDERAL BANCORP INC
filed 1998-05-15
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.

                           FORM 10-QSB

          [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT

      For the transition period from           to
                                     ---------    ---------

                   Commission File No. 0-28934


                   Empire Federal Bancorp, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                       Delaware                     81-0512374
      -----------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


               123 South Main Street, Livingston, Montana  59047
              -----------------------------------------------------
                  (Address of principal executive offices)


                                (406) 222-1981
                  -------------------------------------------
              (Registrant's telephone number, including area code)

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

           Class:   Common Stock, par value $.01 per share
               Outstanding at April 30, 1998: 2,592,100
Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                 ---    ---

PAGE

           EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   EMPIRE FEDERAL BANCORP, INC.

                       INDEX TO FORM 10-QSB


                                                                      Page
                                                                      ----
PART I    FINANCIAL INFORMATION
          ---------------------

Item 1.   Condensed Financial Statements

             Consolidated Balance Sheets at March 31, 1998
             and December 31, 1997 (unaudited)........................  1

             Consolidated Statements of Income for the Three
             Months Ended March 31, 1998 and 1997 (unaudited).........  2

             Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1998 and 1997 (unaudited).........  3

             Notes to Unaudited Interim Consolidated Financial
             Statements...............................................  4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  8


PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings........................................... 12

Item 2.   Changes in Securities....................................... 12

Item 3.   Defaults upon Senior Securities............................. 12

Item 4.   Submission of Matters to a Vote of Security Holders......... 12

Item 5.   Other Information........................................... 12

Item 6.   Exhibits and Reports on Form 8-K............................ 12


SIGNATURES............................................................ 13

PAGE

             EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part I, Item 1 - Financial Statements
-------------------------------------

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
               March 31, 1998 and December 31, 1997

                                                  March 31,   December 31,
                  Assets                            1998          1997
                  ------                         -----------  ------------
                                                 (unaudited)  (unaudited)

  Cash and due from banks                       $  1,217,408   1,078,823
  Interest-bearing deposits                        1,458,797   1,825,208
  Investment and mortgage-backed securities
   available-for-sale                             41,048,499  36,495,581
  Investment and mortgage-backed securities
   held-to-maturity (estimated market value
   of $16,610,015 at March 31, 1998 and
   $20,802,559 at December 31, 1997)              16,422,664  20,556,479
  Loans receivable, net                           46,436,493  45,713,508
  Stock in Federal Home Loan Bank of Seattle,
   at cost                                         1,285,100   1,261,100
  Accrued interest receivable                        379,246     427,496
  Premises and equipment, net                      1,999,003   2,051,238
  Prepaid expenses and other assets                  342,903     391,470
                                                ------------ -----------

       Total assets                             $110,590,113 109,800,903
                                                ============ ===========
     Liabilities and Stockholders' Equity
     ------------------------------------

  Liabilities:
      Passbook Accounts                        $ 14,065,474   13,572,343
      NOW Accounts                               14,655,335   14,838,604
      Certificates of Deposit                    38,487,302   38,766,470
          Total Deposits                         67,208,111   66,859,092
                                               ------------  -----------
      Note payable                                  685,801      698,136
      Advances from borrowers for taxes
       and insurance                                375,243      208,258
      Accrued expenses and other liabilities      1,667,699    1,437,029
                                               ------------  -----------
          Total liabilities                      69,936,854   69,202,515

  Stockholders' equity:
     Preferred stock, par value $.01 per share,
      250,000 shares authorized, none issued
      and outstanding                                    --           --
     Common stock, par value $.01 per share,
      4,000,000 shares
      authorized, 2,592,100 issued                   25,921       25,921
     Additional paid-in capital                  25,233,823   25,208,225
     Unearned ESOP and MRDP compensation         (3,074,701)  (2,737,305)
     Retained earnings, substantially
      restricted                                 17,038,780   16,815,367
     Accumlated other comprehensive income, net   1,429,436    1,286,180
                                               ------------  -----------
          Total stockholders' equity             40,653,259   40,598,388
                                               ------------  -----------
       Total liabilities and stockholders'
        equity                                 $110,590,113  109,800,903
                                               ============  ===========
See accompanying notes to unaudited interim consolidated financial statements.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Income

            Three Months Ended March 31, 1998 and 1997

                                                   Three Months Ended
                                                        March 31,
                                              ------------------------------
                                                  1998              1997
                                                  ----              ----
                                              (unaudited)        (unaudited)
Interest income:
    Loans receivable                          $  967,067         $  920,453
    Mortgage-backed securities                   773,724            604,006
    Investment securities                        112,726             86,613
    Other                                         82,131            262,061
                                              ----------         ----------
        Total interest income                  1,935,648          1,873,133
                                              ----------         ----------

Interest expense:
    Deposits                                     738,166            740,119
    Note payable and other                        15,665             63,170
                                              ----------         ----------
        Total interest expense                   753,831            803,289
                                              ----------         ----------

        Net interest income                    1,181,817          1,069,844

Provision for loan losses                             --             18,878
                                              ----------         ----------

        Net interest income after provision
         for loan losses                       1,181,817          1,050,966

Non-interest income:
    Insurance commission income                  162,284            176,956
    Customer service charges                      46,287             41,729
    Other                                          9,664              6,547
                                              ----------         ----------
         Total non-interest income               218,235            225,232

Non-interest expense:
    Compensation and benefits                    427,785            389,109
    Occupancy and equipment                       73,777             79,260
    Deposit insurance premiums                    27,804             29,533
    Other                                        205,421            168,654
                                              ----------         ----------
         Total non-interest expense              734,787            666,556
                                              ----------         ----------

         Income before income taxes              665,265            609,642

Income taxes                                     261,960            230,273
                                              ----------         ----------

         Net income                           $  403,305         $  379,369
                                              ==========         ==========
Basic earnings per share                      $     0.17         $     0.16
                                              ==========         ==========

Diluted earnings per share                    $     0.17         $     0.16
                                              ==========         ==========

See accompanying notes to unaudited interim consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

               Three Months Ended March 31, 1998 and 1997


                                                        Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                       1998           1997
                                                       ----           ----
                                                   (unaudited)    (unaudited)
Cash flows from operating activities:
     Net income                                   $   403,305     $   379,369
     Adjustments to reconcile net income to net
      cash provided (used in) by operating
      activities:
          Provision for loan losses                        --          18,878
          Depreciation                                 39,857          52,683
          ESOP shares committed to be released         59,858          59,238
          MRDP shares vested                           43,094              --
          Stock Dividends reinvested in Federal
           Home Loan Bank                             (24,000)        (20,800)
          Decrease (increase) in accrued interest
           receivable                                  48,250         (77,345)
          Decrease in prepaid expenses and other
           assets                                      71,647          73,262
          Increase (decrease) in accrued expenses
           and other liabilities                      139,080        (501,586)
                                                  -----------      ----------
               Net cash provided (used in) by
                operating activities                  781,091         (16,301)
                                                  -----------      ----------

Cash flows from investing activities:
     Net change in interest-bearing deposits          366,411      23,918,389
     Net change in loans receivable                  (722,985)      1,123,360
     Proceeds from matured or called investment
      securities held-to-maturity                   1,000,200         250,197
     Principal payments on mortgage-backed
      securities held-to maturity                   3,133,615       1,278,947
     Purchases of investment securities
      available-for-sale                             (500,000)     (6,465,707)
     Proceeds from called investment securities
      available-for-sale                            1,500,000              --
     Principal payments on mortgage-backed
      securities available-for-sale                 2,546,313         435,114
     Purchases of mortgage-backed securities
      available-for-sale                           (7,864,385)    (10,856,239)
     Purchases of premises and equipment              (10,702)        (43,000)
                                                   ----------     -----------
              Net cash provided (used in) by
                investing activities                 (551,533)      7,394,341

Cash flows from financing activities:
     Net change in deposits                           349,019        (656,944)
     Repayment of note payable                        (12,335)             --
     Net change in advances from borrowers for
      taxes and insurance                             166,985         180,163
     Dividends paid                                  (179,892)             --
     Funding of MRDP trust                           (414,750)             --
                                                   ----------     -----------
               Net cash used in financing
                activities                            (90,973)     (7,463,851)
                                                   ----------     -----------

Net increase  (decrease) in cash and cash
 equivalents                                          138,585         (85,811)

Cash and cash equivalents, beginning of period      1,078,823       1,165,164
                                                   ----------     -----------

Cash and cash equivalents, end of period           $1,217,408       1,079,353
                                                   ==========      ==========

See accompanying notes to unaudited interim consolidated financial statements.

                    EMPIRE FEDERAL BANCORP, INC.
                        and SUBSIDIARIES

   Notes to Unaudited Interim Condensed Consolidated Financial Statements

                     March 31, 1998 and 1997

Note 1  Basis of Presentation
        ---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three months ended March 31, 1998, and 1997 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2  Conversion to Stock Ownership
        -----------------------------

The Holding Company was incorporated in September 1996 to acquire and hold all of the outstanding capital stock of Empire to be issued as a part of Empire's conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings bank. In connection with the conversion, which was consummated on January 23, 1997, the Company issued and sold 2,592,100 shares of common stock (par value $.01 per share) at a price of $10 per share for net offering proceeds of $25,168,277 after conversion and offering expenses of $752,723. Net cash offering proceeds were $23,094,597 which is net of $2,073,680 in stock issued to the Employee Stock Ownership Plan (ESOP) as consideration for future charges to compensation expense as ESOP shares are earned by employees. The Holding Company used $9,501,000 of the net cash proceeds to purchase the newly issued capital stock of Empire. Since the offering proceeds and all required regulatory approvals to consummate the conversion were received prior to December 31, 1996, the conversion has been accounted for as being effective as of December 31, 1996. In connection with the conversion, the Company adopted December 31 as its fiscal year end. Prior to conversion, Empire's fiscal year ended June 30.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 3  New Accounting Pronouncements
        -----------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial information. The Company adopted the provisions of SFAS No. 130 as of January 1, 1998. The only additional component of comprehensive income is the Company's net unrealized gains or losses on securities available-for-sale. The following summarizes accumulated other comprehensive income for the quarter ended March 31, 1998, and for the year ended December 31, 1997:
                                                 Accumulated Other
                                             Comprehensive Income, Net
                                          ---------------------------------
                                          March 31, 1998      Dec. 31, 1997
                                          ---------------------------------
          Beginning of period               $1,286,180         $  752,458
          Change during period                 143,256            533,722
                                            ----------         ----------
          Ending balance                    $1,429,436         $1,286,180
                                            ==========         ==========

Note 4  Earnings Per Share
        ------------------

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

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares
outstanding for the period.   Additionally, ESOP shares which are unallocated
and not yet committed to be release (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At March 31, 1998, there were 13,825 allocated shares and 3,456 committed to be released ESOP shares. There were 2,592 vested MRDP shares. The weighted-average common shares outstanding for the year ended March 31, 1998, was 2,348,207, which is net of weighted-average unallocated ESOP and unvested MRDP shares.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At March 31, 1998, outstanding stock options and unvested MRDP shares resulted in dilution of EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                    For the period ended March 31, 1998
                                   ----------------------------------------
                                   Net Income        Shares       Per-Share
                                   (Numerator)    (Denominator)     Amount
                                   -----------    -------------   ---------
Net income

Basic EPS

  Net income available to
   common stockholders              $403,305        2,348,207       $0.17
                                    ========                        =====
Effect of Dilutive Securities

  Stock Options - granted                               8,676
           Unvested MRDP shares                         3,328
                                                    ---------
Diluted EPS

  Income available to common
   stockholders plus assumed
   conversion                       $403,305        2,360,211      $0.17
                                    ========        =========      =====

The weighted-average number of common shares outstanding was the same for both basic and diluted EPS for the three months ended March 31, 1997, given that there were no potential common shares.


Note 5  Cash Dividend Declared
        ----------------------

On January 28, 1998, the Board of Directors declared a quarterly cash dividend of $.075 per common share to stockholders of record on February 12, 1998, payable on February 27, 1998.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 6  Capital Compliance
        ------------------

The following table presents Empire's compliance with its regulatory capital requirements of March 31, 1998 (dollars in thousands):

                                                              Percentage
                                                    Amount    of Assets

            GAAP capital(1)                        $ 28,413     25.69%
                                                   ========     =====

            Tangible capital                       $ 26,591     24.69%
            Tangible capital requirement              2,155      1.50%
                                                   --------     -----
                  Excess                           $ 24,436     23.19%
                                                   ========     =====

            Core capital                           $ 26,591     24.69%
            Core capital requirement                  4,309      3.00%
                                                   --------     -----
                  Excess                           $ 22,282     21.69%
                                                   ========     =====

            Total risk-based capital(2)            $ 26,768     69.10%
            Total risk-based capital
             requirement(2)                           3,099      8.00%
                                                   --------     -----
                  Excess                           $ 23,669     61.10%
                                                   ========     =====

                   (1) GAAP capital includes unrealized gains on certain available-for-sale securities of $1,429,000 and $393,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
                   (2)  Based on risk-weighted assets of $38,740,000.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part I, Item 2. -     Management's Discussion and Analysis of Financial
-----------------------------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------
General

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.

Operating Strategy

The business of Empire consists principally of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one- to four-family residences. Empire also invests in interest-bearing deposits, investment grade federal agency securities and mortgage-backed securities. Empire plans to continue to fund its assets primarily with deposits, although FHLB advances may be used as a supplemental source of funds.

Empire's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and debt. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Empire's profitability is also affected by the level of other income and expenses. Other income consists of service charges on NOW accounts and other fees, insurance commissions and net real estate owned income. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. Empire's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, and policies concerning monetary and fiscal affairs, housing, and financial institutions and the attendant actions of the regulatory authorities.

Year 2000 Issues

     For nearly two years Empire has been investigating and addressing potential Year 2000 problems. In the course of this process Empire has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-based services. The general plan for addressing Year 2000 problems has been examined and found satisfactory by the OTS, and Empire is currently on schedule with respect to implementation of that plan. As of January 1998 all areas of potential impact directly addressable by Empire appear to be Year 2000 compliant, except the teller system as discussed below. Areas to be addressed by servicers have been represented either fully compliant or on schedule for full compliance by December 1998. Empire's plan for full Year 2000 compliance, including testing of servicers' provided system, is scheduled to be complete by the end of 1998.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

     The primary negative impact of the potential Year 2000 problem lies in Empire's present Olivetti-America 8-window teller hardware/software system now in use in all three offices. This system has known Year 2000 problems as well as other inadequacies relevant to current needs on the working teller line. Empire is developing a plan for replacement of the existing teller system with a PC-based teller system working internally at each office with a Local Area Network (LAN) and tied together to the central office and our primary servicer by a Wide Area Network (WAN). This conversion will not only solve the potential Year 2000 problem in the teller system, but will also position Empire to take maximum advantage of current technology in banking as it enters the 21st Century. The estimated cost of conversion and re-training and implementation of the new PC-based system is approximately $200,000 based on information currently available, and the estimated timetable for conversion is that it will be in process or complete by the end of 1998. Most of the estimated cost will be for the new teller system and will be depreciated over five years.

Financial Condition

Consolidated assets increased by approximately $789,000, or .7%, from $109.8 million at December 31, 1997 to $110.6 million at March 31, 1998. This increase was partially attributable to an increase in deposits of $349,000.

The consolidated balance sheet was not materially affected by market conditions between December 31, 1997 and March 31, 1998. Maturities and payments of $4.1 million reduced investment and mortgage-backed securities held-to-maturity from $20.5 million at December 31, 1997, to $16.4 million at March 31, 1998. Investment and mortgage-backed securities available-for-sale increased $4.5 million from $36.5 million at December 31, 1997 to $41.0 million at March 31, 1998 primarily as a result of the reinvestment of the previously noted maturities and payments. Net loans increased $723,000, or 1.6% and consisted primarily of permanent and construction loans of 1-4 dwelling units and multi-family units.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Deposits increased by $349,000, or .5%, to $67.2 million at March 31, 1998, from $66.9 million at December 31, 1996.

Stockholders' equity increased from $40.6 million at December 31, 1997, to $40.7 million at March 31, 1998. The increase is the result of net income of $403,000, the release of ESOP shares in the amount of $60,000 and an increase of $143,000 related to the increase in market value of securities available-for-sale. In addition, during the first quarter of 1998 the Management Recognition and Development Plan ("MRDP") purchased, through a trust funded by the Company, 23,700 additional shares of company shares for a total cost of $415,000. During the first quarter of 1998, 2,592 shares of the MRDP vested and unearned MRDP compensation was reduced by $43,000. Shareholders' equity was also decreased by the payments of $180,000 in dividends.


Asset Quality

At March 31, 1998, and December 31, 1997, Empire did not have any nonaccrual loans or troubled debt restructuring. At March 31, 1998, Empire had nine loans delinquent over 30 days amounting to $653,000 of which $13,000 were delinquent over 90 days. Empire has no real estate acquired through foreclosure.


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997

Net Income. Net income increased by $24,000 to $403,000 for the three months ended March 31, 1998, as compared to $379,000 for the same period in 1997. The increase in net income was due, in part, to an increase in the yield on average interest earning assets. This increase was somewhat offset by an increase in non-interest expense.

Interest Income. Total interest income increased by $63,000, or 3.34%, for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was primarily attributable to the increase in the average balance of loans outstanding from $42.3 million for the period ended March 31, 1997, to $46.6 million for the same period in 1998. This increase in volume was partially offset by a decrease in the average yield from 8.71% for the three months ended March 31, 1997 to 8.29% for the same period in 1998.

Interest Expense. Total interest expense was $754,000 for the three months ended March 31, 1998, as compared to $803,000 for the same period in 1997. The $49,000, or 6.16%, decrease was the result of a $2,000 decrease in interest on deposits and a $47,000 decrease in other interest expense.

The decline in deposit interest is caused by an decrease in average outstanding deposits of $1.6 million from $68.4 million for the period ended March 31, 1997, to $66.8 million for the same period in 1998. This decrease was offset by an increase in the average cost of deposits from 4.27% for the period ended March 31, 1997, to 4.42% for the comparable period in 1998.

Other interest expense of $63,000 for the three months ended March 31, 1997, related to the interest paid to stock subscribers on the stock issuance date of January 23, 1997. Interest expense of

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

$16,000 for the comparable period in 1998 is related to the debt associated with the purchase of the main office building.

Provision for Loan Losses. There was no provision for loan losses during the three month period ended March 31, 1998 as compared to $19,000 for the comparable period in 1997. During the three months ended March 31, 1997, Empire charged off $19,000 of mortgage loans. At the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .43% at March 31, 1998, and .46% at March 31, 1997.

Non-Interest Income. Non-interest income decreased $7,000 for the three months ended March 31, 1998, as compared to the same period in 1997 primarily as the result of a $15,000 decrease in commissions and profit sharing contingencies from insurance companies. This decrease was partially offset by an increase in customer service charges and other non-interest income of $8,000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $162,000 and $177,000 were received for the three months ended March 31, 1998, and 1997, respectively. The decrease in commission income resulted primarily from increases in competition and reduced premiums and commissions from key companies represented by Dime.

Non-Interest Expense. Total non-interest expense increased $68,000 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This increase was the result of the following factors:

  . Compensation and benefits increased $39,000, or 9.94%, from $389,000 for the three month period ended March 31, 1997 to $428,000 for the comparable period in 1998. The primary cause of this increase is the result of the award of vested shares of the MRDP during the first quarter of 1998. Compensation expense of $43,000 related to the MRDP was recorded during the period ended March 31, 1998.

  . Other non-interest expense increased $37,000, or 21.8%, from the three months ended March 31, 1997, to the same period in 1998. The increase includes $60,000 of additional expenses associated with being a public company. These expenses include franchise taxes of $20,000, registration fees of $15,000, accounting fees of $10,000 and legal fees of $9,000. Partially offsetting this increase is a decrease in marketing costs for the three month period ended March 31, 1998 as compared to the same period in 1997.

Income Taxes. Income taxes increased $32,000 from the three month period ended March 31, 1997, as compared to the same period in 1998 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 39.38% and 37.77% for the nine months ended March 31, 1998 and 1997, respectively.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

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

      3.1   Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)

      3.2   Bylaws of Empire Federal Bancorp, Inc. (1)

     10.1   Employment Agreement with Beverly D. Harris (2)

     10.2   Employment Agreement with Ernest A. Sandberg (2)

     10.3   Employee Stock Ownership Plan (1)

     10.4   Management Recognition and Development Plan (3)

     10.5   Stock Option Plan (3)

     21     Subsidiaries of the Registrant (2)

     27     Financial Data Schedule

----------------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

         (b) Report on Form 8-K
              No forms 8-K were filed during the quarter ended March 31, 1998.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.



By   s/s Beverly D. Harris                      May 14,1998
  ---------------------------------------      -------------
     Beverly D. Harris                              Date
     President & Chief Executive Officer
     (Principal Executive Officer)




By   s/s Ernest A. Sandberg                      May 14, 1998
   ---------------------------------------      -------------
    Ernest A. Sandberg                              Date
    Executive Vice President & Secretary
    (Principal Financial and Accounting Officer)