Form 10QSB
period 1998-06-30
EMPIRE FEDERAL BANCORP INC
filed 1998-08-13
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                           FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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


                           (406) 222-1981
        ----------------------------------------------------
        (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO
    ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

   Class:  Common Stock, par value $.01 per share
           Outstanding at July 31, 1998: 2,592,100
Transitional Small Business Disclosure Format (check one): YES    NO  X
                                                              ----   ----

                  EMPIRE FEDERAL BANCORP, INC.

                      INDEX TO FORM 10-QSB

                                                                     Page
                                                                     ----
PART I  FINANCIAL INFORMATION
        ---------------------
  Item 1. Condensed Financial Statements

            Consolidated Balance Sheets at June 30, 1998 and
            December 31, 1997 (unaudited)...........................   1

            Consolidated Statements of Income for the Three and
            Six Months Ended June 30, 1998 and 1997 (unaudited).....   2

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1998 and 1997 (unaudited).........   3

            Notes to Unaudited Interim Condensed Consolidated
            Financial Statements....................................   4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................   7


PART II OTHER INFORMATION
        -----------------
  Item 1. Legal Proceedings.........................................  13

  Item 2. Changes in Securities.....................................  13

  Item 3. Defaults upon Senior Securities...........................  13

  Item 4. Submission of Matters to a Vote of Security Holders.......  13

  Item 5. Other Information.........................................  13

  Item 6. Exhibits and Reports on Form 8-K..........................  13


  SIGNATURES........................................................  14

Part I, Item 1 - Financial Statements
-------------------------------------

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    June 30, 1998 and December 31, 1997

                                                  June 30,   December 31,
      Assets                                        1998        1997
                                              ------------   ------------
                                                (unaudited)  (unaudited)

Cash and due from banks                     $    1,126,160  $    1,078,823
Interest-bearing deposits                        2,467,691       1,825,208
Investment and mortgage-backed securities
  available-for-sale                            35,866,364      36,495,581
Investment and mortgage-backed securities
  held-to-maturity (estimated market value
  of $14,579,140 at June 30, 1998 and
  $20,802,559 at December 31, 1997)             14,361,174      20,556,479
Loans receivable, net                           49,128,098      45,713,508
Stock in Federal Home Loan Bank of Seattle,
  at cost                                        1,309,900       1,261,100
Accrued interest receivable                        395,404         427,496
Premises and equipment, net                      1,968,692       2,051,238
Prepaid expenses and other assets                  316,128         391,470
                                              ------------    ------------
Total assets                                  $106,939,611    $109,800,903
                                              ============    ============
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Passbook accounts                           $ 13,942,748    $ 13,572,343
  NOW accounts                                  14,190,285      14,838,604
  Certificates of deposit                       37,896,255      38,448,145
                                              ------------    ------------
        Total deposits                          66,029,288      66,859,092
  Note payable                                     673,190         698,136
  Advances from borrowers for taxes
    and insurance                                  248,777         208,258
  Accrued expenses and other liabilities         1,252,765       1,437,029
                                              ------------    ------------
        Total liabilities                       68,204,020      69,202,515

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    250,000 shares authorized, none issued
    and outstanding                                     --              --
  Common stock, par value $.01 per share,
    4,000,000 shares authorized, 2,592,100
    issued                                          25,921          25,921
  Additional paid-in capital                    25,258,534      25,208,225
  Unearned ESOP and MRDP compensation           (3,488,176)     (2,737,305)
  Retained earnings, substantially restricted   17,238,760      16,815,367
  Accumulated other comprehensive income, net    1,440,961       1,286,180
  Treasury stock, at cost                       (1,740,409)             --
                                              ------------    ------------
        Total stockholders' equity              38,735,591      40,598,388
                                              ------------    ------------
        Total liabilities and stockholders'
          equity                              $106,939,611    $109,800,903
                                              ============    ============
See accompanying notes to unaudited interim consolidated financial statements.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Income

        Three and Six Months Ended June 30, 1998 and 1997

                                 Three Months Ended      Six Months Ended
                                      June 30               June 30
                                 ------------------     -----------------
                                 1998        1997       1998        1997
                                 ----        ----       ----        ----
                              (unaudited) (unaudited) (unaudited) (unaudited)
Interest income:
  Loans receivable            $  998,244  $  906,903  $ 1,965,310 $ 1,827,356
  Mortgage-backed securities     805,663     773,104    1,579,387   1,377,110
  Investment securities           94,315     186,020      207,042     272,633
  Other                           44,141      64,447      126,272     326,508
                              ----------  ----------  ----------- -----------
    Total interest income      1,942,363   1,930,474    3,878,011   3,803,607
                              ----------  ----------  ----------- -----------
Interest expense:
  Deposits                       740,455     744,148    1,478,620   1,484,267
  Note payable and other          16,102       1,183       31,768      64,353
                              ----------  ----------  ----------- -----------
    Total interest expense       756,557     745,331    1,510,388   1,548,620
                              ----------  ----------  ----------- -----------
  Net interest income          1,185,806   1,185,143    2,367,623   2,254,987

Provision for loan losses             --       1,017           --      19,895
                              ----------  ----------  ----------- -----------
  Net interest income after
    provision for loan losses  1,185,806   1,184,126    2,367,623   2,235,092

Non-interest income:
  Insurance commission income    139,032     131,615      301,317     308,571
  Customer service charges        50,618      43,375       96,904      85,104
  Other                            5,284       2,155       14,948       8,702
                              ----------  ----------  ----------- -----------
    Total non-interest income    194,934     177,145      413,169     402,377

Non-interest expense:
  Compensation and benefits      451,671     365,852      879,456     754,961
  Occupancy and equipment         91,434      90,755      165,212     160,373
  Deposit insurance premiums       7,150      10,525       34,954      40,058
  Other                          161,533     182,330      366,953     360,626
                              ----------  ----------  ----------- -----------
    Total non-interest expense   711,788     649,462    1,446,575   1,316,018
                              ----------  ----------  ----------- -----------
    Income before income taxes   668,952     711,809    1,334,217   1,321,451

Income taxes                     277,087     295,682      539,047     525,955
                              ----------  ----------  ----------- -----------
    Net income                $  391,865  $  416,127  $   795,170 $   795,496
                              ==========  ==========  =========== ===========
Basic earnings per share     $      0.17 $      0.17  $      0.34 $      0.33
                              ==========  ==========  =========== ===========
Diluted earnings per share   $      0.17 $      0.17  $      0.34 $      0.33
                              ==========  ==========  =========== ===========

See accompanying notes to unaudited interim consolidated financial statements.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Six Months Ended June 30, 1998 and 1997


                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                        1998        1997
                                                        ----        ----
                                                     (unaudited) (unaudited)
Cash flows from operating activities:
  Net income                                        $   795,170  $   795,496
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                              --       19,895
      Depreciation                                       79,821       71,557
      ESOP shares committed to be released              117,573      106,121
      MRDP shares vested                                107,735           --
      Stock Dividends reinvested in Federal Home
       Loan Bank                                        (48,800)     (43,000)
      Decrease (increase) in accrued interest
       receivable                                        32,092     (218,807)
      Decrease in prepaid expenses and other assets      98,243      130,618
      Decrease in accrued expenses and other
       liabilities                                     (283,222)    (453,520)
                                                     ----------  -----------
          Net cash provided by operating activities     898,612      408,360
                                                     ----------  -----------
Cash flows from investing activities:
  Net change in interest-bearing deposits              (642,483)  29,002,914
  Net change in loans receivable                     (3,414,590)  (1,930,149)
  Proceeds from matured or called investment
    securities held-to-maturity                       1,500,200      248,750
  Principal payments on mortgage-backed securities
    held-to maturity                                  4,695,105    2,092,643
  Purchases of investment securities available-
    for-sale                                           (500,000)  (8,364,494)
  Proceeds from matured or called investment
    securities available sale                         2,000,000           --
  Principal payments on mortgage-backed securities
    available-for-sale                                7,247,342    1,165,286
  Purchases of mortgage-backed securities available-
    for-sale                                         (7,864,385) (14,404,505)
  Purchases of premises and equipment                   (20,176)    (103,022)
                                                     ----------  -----------
Net cash provided by investing activities             3,001,013    7,707,423
                                                     ----------  -----------
Cash flows from financing activities:
  Net change in deposits                               (829,804)  (1,991,175)
  Repayment of note payable                             (24,947)          --
  Net change in advances from borrowers for taxes
    and insurance                                        40,519       48,735
  Dividends paid                                       (370,671)    (178,855)
  Funding of MRDP trust                                (926,976)          --
  Refund of stock oversubscription                           --   (6,987,070)
  Proceeds from advances from Federal Home Loan Bank         --    1,000,000
  Purchase of treasury stock                         (1,740,409)          --
                                                     ----------  -----------
          Net cash used in financing activities      (3,852,288)  (8,108,365)
                                                     ----------  -----------
  Net increase in cash and cash equivalents              47,337        7,418

  Cash and cash equivalents, beginning of period      1,078,823    1,165,164
                                                     ----------  -----------
  Cash and cash equivalents, end of period           $1,126,160    1,172,582
                                                     ==========  ===========

See accompanying notes to unaudited interim consolidated financial statements.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements

                                  June 30, 1998
Note 1 Basis of Presentation
       ---------------------
       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the six months ended June 30, 1998, and 1997 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 New Accounting Pronouncements
       -----------------------------
       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS') No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial information. The Company adopted the provisions of SFAS No. 130 as of January 1, 1998. The only additional component of comprehensive income other than net income is the Company's net unrealized gains or losses on securities available-for-sale. The following summarizes accumulated other comprehensive income for the periods ended June 30, 1998, and 1997, and for the year ended December 31, 1997:

                                          Accumulated Other
                                      Comprehensive Income, Net
                              ------------------------------------------
                              June 30, 1998  June 30, 1997  Dec.31, 1997
                              -------------  -------------  ------------

Beginning of period            $1,286,180     $   752,458    $   752,458
Increase in unrealized gains
  on securities-available-
  for-sale, net                   154,781         232,335        533,722
                               ----------     -----------    -----------
Ending balance                 $1,440,961     $   984,793    $ 1,286,180
                               ==========     ===========    ===========

PAGE

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

       The increases in unrealized gains on securities-available-for-sale are shown net of tax. Federal and state income taxes related to the unrealized gains are $99,000 and $120,000 for the six-month periods ended June 30, 1998 and 1997, and $341,000 for the year ended December 31, 1997.

Note 3 Earnings Per Share
       ------------------
       In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic and diluted EPS computation.

       Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At June 30, 1998, there were 13,825 allocated shares and 6,912 committed to be released ESOP shares. There were 6,480 vested MRDP shares. The weighted-average common shares outstanding for the year ended June 30, 1998, was 2,312,787, which is net of weighted-average unallocated ESOP and unvested MRDP shares.

       Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At June 30, 1998, outstanding stock options and unvested MRDP shares resulted in dilution of EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                                 For the six months ended June 30, 1998
                              -------------------------------------------
                              Net Income           Shares       Per-Share
                              (Numerator)    (Denominator)         Amount
                              -----------    -------------      ---------
Basic EPS

  Net income available to
    common stockholders        $  795,170        2,334,051         $0.34
                               ==========                          =====
Effect of Dilutive Securities
  Stock Options - granted                            6,796

  Unvested MRDP shares                               3,739
                                                 ---------
Diluted EPS

 Income available to common
   stockholders plus assumed
   conversion                  $  795,170        2,344,586         $0.34
                               ==========        =========         =====

The weighted-average number of common shares outstanding was the same for both basic and diluted EPS for the six months ended June 30, 1997, given that there were no potential common shares.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 4 Cash Dividend Declared
       ----------------------
       On May 1, 1998, the Board of Directors declared a quarterly cash dividend of $.08 per common share to stockholders of record on May 15, 1998, payable on May 29, 1998.


Note 5 Capital Compliance
       ------------------
       The following table presents Empire's compliance with its regulatory capital requirements of June 30, 1998 (dollars in thousands):

                                                               Percentage
                                                 Amount        of Assets
                                                 ------        ----------

     GAAP capital(1)                           $   28,796       26.93%
                                               ==========       =====

     Tangible capital                          $   26,972       25.90%
     Tangible capital requirement                   1,562        1.50%
                                               ----------       -----
            Excess                             $   25,410       24.40%
                                               ==========       =====

     Core capital                              $   26,972       25.90%
     Core capital requirement                       4,165        3.00%
                                               ----------       -----
            Excess                             $   22,807       22.90%
                                               ==========       =====

     Total risk-based capital(2)               $   27,149       68.04%
     Total risk-based capital requirement(2)        3,192        8.00%
                                               ----------       -----
            Excess                             $   23,957       60.04%
                                               ==========       =====

          (1) GAAP capital includes unrealized gains on certain available-for-sale securities of $1,441,000 and $383,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
          (2)    Based on risk-weighted assets of $39,900,000.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part I, Item 2. -  Management's Discussion and Analysis of Financial Condition
                   -----------------------------------------------------------
                   and Results of Operations
                   -------------------------
General

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

Year 2000 Issues

For nearly two years Empire has been investigating and addressing potential Year 2000 problems. In the course of this process Empire has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-based services. The general plan for addressing Year 2000 problems has been examined and found satisfactory by the OTS, and Empire is currently on schedule with respect to implementation of that plan. As of January 1998 all areas of potential impact directly addressable by Empire appear to be Year 2000 compliant, except the teller system as discussed below. Areas to be addressed by servicers have been represented as either fully compliant or on schedule for full compliance by December 1998. Empire's plan for full Year 2000 compliance, including testing of servicers' provided system, is scheduled to be complete by the end of 1998.
                                    7

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The primary negative impact of the potential Year 2000 problem lies in Empire's present Olivetti-America 8-window teller hardware/software system now in use in all three offices. This system has known Year 2000 problems as well as other inadequacies relevant to current needs on the working teller line. Empire is developing a plan for replacement of the existing teller system with a PC-based teller system working internally at each office with a Local Area Network (LAN) and tied together to the central office and our primary servicer by a Wide Area Network (WAN). This conversion will not only solve the potential Year 2000 problem in the teller system, but will also position Empire to take maximum advantage of current technology in banking as it enters the 21st Century. The estimated cost of conversion and re-training and implementation of the new PC-based system is approximately $215,000 based on information currently available, and the estimated timetable for conversion is that it will be in process or complete by the end of 1998. Most of the estimated cost will be for the new teller system and will be depreciated over five years.

Financial Condition

Consolidated assets decreased by approximately $2.9 million, or 2.6%, from $109.8 million at December 31, 1997 to $106.9 million at June 30, 1998. This decrease was primarily attributable to the purchase of treasury shares of $1.7 million, and the funding of the Management Recognition and Development Plan ("MRDP') of $927,000.

The consolidated balance sheet was not materially affected by market conditions between December 31, 1997 and June 30, 1998. Maturities and payments of $6.2 million reduced investment and mortgage-backed securities held-to-maturity from $20.6 million at December 31, 1997, to $14.4 million at June 30, 1998. Net loans increased $3.4 million, or 7.5% of which $1.9 million consisted primarily of permanent and construction loans of 1-4 dwelling units and multi-family units, and $1.5 million was related to commercial real estate.

Deposits decreased by $830,000, or 1.2%, to $66.0 million at June 30, 1998, from $66.9 million at December 31, 1997.

Stockholders' equity decreased from $40.6 million at December 31, 1997, to $38.7 million at June 30, 1998. The change is the result of net income of $795,000, the release of ESOP shares in the amount of $118,000 and an increase of $155,000 related to the increase in market value of securities available-for-sale. In addition, during the first six months of 1998 the MRDP purchased, through a trust funded by the Company, 53,684 additional shares of company shares for a total cost of $927,000. During the six-month period ended June 30, 1998, 6,480 shares of the MRDP vested and unearned MRDP compensation was reduced by $108,000. Shareholders' equity was also decreased by the payments of $371,000 in dividends. During the six-month period ended June 30, 1998, the Company repurchased 111,616 shares of its common stock in the open market for an average price of $15.59 per share for a total of $1.7 million.

Asset Quality

At June 30, 1998 and December 31, 1997, Empire did not have any nonaccrual loans or troubled debt restructuring. At June 30, 1998, Empire had five loans delinquent over 30 days amounting to $348,000 of which $13,000 were delinquent over 90 days. Empire has no real estate acquired through foreclosure.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Six Months Ended June 30, 1998 and 1997

Net Income. Net income was $795,000 for both the six months ended June 30, 1998 and 1997. Net interest income after provision for loan losses increased by $133,000; however, this increase was offset by an increase in non-interest expense of $131,000.

Interest Income. Total interest income increased by $74,000, or 2.0%, for the six months ended June 30, 1998 as compared to the same period in 1997. The increase in interest on mortgage loans of $138,000 was attributable to the increase in the average balance of loans outstanding from $43.2 million for the period ended June 30, 1997, to $47.3 million for the same period in 1998. This increase in volume was partially offset by a decrease in the average yield from 8.46% for the six months ended June 30, 1997 to 8.31% for the same period in 1998. Interest on mortgage-backed securities increased $202,000, or 14.69%, from $1.4 million for the six months ended June 30, 1997 to $1.6 million for the comparable period in 1998 as a result of an increase in average outstanding mortgage-backed securities of $4.1 million and an increase in the average yield from 6.42% to 6.72%. Offsetting these increases were decreases in interest on investment securities and other interest of $66,000 and $200,000 respectively. These decreases are the result of the reinvestment of maturing securities and interest bearing deposits in mortgage loans and mortgage-backed securities, as previously noted.

Interest Expense. Total interest expense decreased by $38,000 for the six months ended June 30, 1998, as compared to the same period in 1997. The decrease was the result of a $5,000 decrease in interest on deposits and a $33,000 decrease in other interest expense.

Average deposits for the six month periods ended June 30, 1998 and 1997 were approximately $66.8 million. The decline in deposit interest is the result of a nominal decrease in the average rate paid to depositors.

Other interest expense of $64,000 for the six months ended June 30, 1997, related to the interest paid to stock subscribers on the stock issuance date of January 23, 1997. Interest expense of $32,000 for the comparable period in 1998 is related to the debt associated with the purchase of the main office building.

Provision for Loan Losses. There was no provision for loan losses during the six month period ended June 30, 1998 as compared to $20,000 for the comparable period in 1997. During the six months ended June 30, 1997, Empire charged off $20,000 of mortgage loans. At the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .41% at June 30, 1998, and .46% at June 30, 1997.

Non-Interest Income. Non-interest income increased $11,000 for the six months ended June 30, 1998, as compared to the same period in 1997 primarily as the result of an $18,000 increase in customer service charges and other non-interest income. This increase was partially offset by a decrease in commissions and profit sharing contingencies from insurance companies of $7,000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $301,000 and $308,000 were received for the six months ended June 30,

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

1998, and 1997, respectively. The decrease in commission income resulted primarily from increases in competition and reduced premiums and commissions from key companies represented by Dime.

Non-Interest Expense. Total non-interest expense increased $131,000 for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. This increase was the result of an increase in compensation and benefits of $124,000, or 16.49%, from $755,000 for the six month period ended June 30, 1997 to $879,000 for the comparable period in 1998. The primary cause of this increase is the result of the award of vested shares of the MRDP during 1998. Compensation expense of $108,000 related to the MRDP was recorded during the period ended June 30, 1998.

Income Taxes. Income taxes increased $13,000 from the six month period ended June 30, 1997, as compared to the same period in 1998 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 40.40% and 39.80% for the six months ended June 30, 1998 and 1997, respectively.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended June 30, 1998 and 1997

Net Income. Net income decreased by $24,000 to $392,000 for the three months ended June 30, 1998, as compared to $416,000 for the same period in 1997. The decrease in net income was due, in part, to a increase in non-interest expense. This increase was somewhat offset by an increase in non-interest income.

Interest Income. Total interest income increased by $12,000, or .62%, for the three months ended June 30, 1998 as compared to the same period in 1997. The increase was primarily attributable to the increase in the average balance of loans outstanding from $43.2 million for the period ended June 30, 1997, to $47.0 million for the same period in 1998. This increase in volume was partially offset by a decrease in the average yield from 8.40% for the three months ended June 30, 1997, to 8.30% for the same period in 1998.

Interest Expense. Total interest expense was $756,000 for the three months ended June 30, 1998, as compared to $745,000 for the same period in 1997. The $11,000, or 1.51%, increase was the result of a $4,000 decrease in interest on deposits offset by an increase of $15,000 in other interest expense.

Average deposits for the three-month periods ended June 30, 1998 and 1997 were $66.8 million and $66.4 million. The nominal decrease in interest paid depositors is the result of the slight decline in average deposits coupled with a decrease in the average rate paid in the three months ended June 30, 1997, of $4.48% as compared to 4.43% in the same period in 1998.

Other interest expense of $1,000 for the three months ended June 30, 1997, related to short-term borrowings from the FHLB. Interest expense of $16,000 for the comparable period in 1998 is related to the debt associated with the purchase of the main office building.

Provision for Loan Losses. There was no provision for loan losses during the three-month period ended June 30, 1998, as compared to $1,000 for the comparable period in 1997. During the three months ended June 30, 1997, Empire charged off $1,000 of mortgage loans. At the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .41% at June 30, 1998, and .46% at June 30, 1997.

Non-Interest Income. Non-interest income increased $18,000 for the three months ended June 30, 1998, as compared to the same period in 1997 primarily as a result of a $14,000 increase in commissions and profit sharing contingencies from insurance companies and customer service charges.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $139,000 and $132,000 were received for the three months ended June 30, 1998, and 1997, respectively.

Non-Interest Expense. Total non-interest expense increased $62,000 for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. This increase was the result of the following factors:

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

 .    Compensation and benefits increased $86,000, or 23.46%, from $366,000 for the three month period ended June 30, 1997, to $452,000 for the comparable period in 1998. The primary cause of this increase is the result of the award of vested shares of the MRDP during 1998. Compensation expense of $65,000 related to the MRDP was recorded during the period ended June 30, 1998.

 .    Other non-interest expense decreased $21,000, or 11.41%, from the three-month period ended June 30, 1998, as compared to the same period in 1997. The decrease includes a reduction in legal expenses of $10,000 and reduced marketing costs of $11,000.

       Income Taxes. Income taxes decreased $19,000 from the three-month period ended June 30, 1997, as compared to the same period in 1998 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 41.42% and 41.54% for the three months ended June 30, 1998 and 1997, respectively.

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

       10.1  Employment Agreement with Beverly D. Harris (2)

       10.2  Employment Agreement with Ernest A. Sandberg (2)

       10.3  Employee Stock Ownership Plan (1)

       10.4  Management Recognition and Development Plan (3)

       10.5  Stock Option Plan (3)

       21    Subsidiaries of the Registrant (2)

       27    Financial Data Schedule

----------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

        (b) Report on Form 8-K
              No forms 8-K were filed during the quarter ended June 30, 1998.

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.



By      s/s Beverly D. Harris                           August 14,1998
        ------------------------------------          ------------------
        Beverly D. Harris                                    Date
        President & Chief Executive Officer
        (Principal Executive Officer)




By      s/s Walter J. Peterson Jr.                      August 14, 1998
        ------------------------------------          ------------------
        Walter J. Peterson Jr.                               Date
        Chairman of the Board of Directors

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                                                  Exhibit 27

                     Financial Data Schedule

This schedule contains financial information extracted from the unaudited consolidated financial statements of Empire Federal Bancorp., Inc. for the six months ended June 30, 1998, and is qualified in its entirety by reference to such financial statements.

                  Financial Data as of
                  or for the six months
Item Number       ended June 30, 1998          Item Description
-----------       ---------------------        ----------------

9-03(1)           $       1,126,160     Cash and due from banks
9-03(2)                   2,467,691     Interest-bearing deposits
9-03(3)                          --     Federal funds sold - purchased
                                          securities for resale
9-03(4)                          --     Trading account assets
9-03(6)                  35,866,364     Investment and mortgage-backed
                                          securities held-for-sale
9-03(6)                  14,361,174     Investment and mortgage-backed
                                          securities held to maturity -
                                          carrying value
9-03(6)                  14,579,140     Investment and mortgage-backed
                                          securities held to maturity - market
                                          value
9-03(7)                  49,328,098     Loans
9-03(7)(2)                  200,000     Allowance for losses
9-03(11)                106,939,611     Total assets
9-03(12)                 66,029,288     Deposits
9-03(13)                         --     Short-term borrowings
9-03(15)                  1,501,542     Other liabilities
9-03(16)                    673,190     Long-term debt
9-03(19)                         --     Preferred stock - mandatory redemption
9-03(20)                         --     Preferred stock - no mandatory
                                          redemption
9-03(21)                     25,921     Common stocks
9-03(22)                 38,709,670     Other stockholders' equity
9-03(23)                106,939,611     Total liabilities and stockholders'
                                          equity
9-04(1)                   1,965,310     Interest and fees on loans
9-04(2)                   1,786,429     Interest and dividends on investments
9-04(4)                     126,272     Other interest income
9-04(5)                   3,878,011     Total interest income
9-04(6)                   1,478,620     Interest on deposits
9-04(9)                   1,510,388     Total interest expense
9-04(10)                  2,367,623     Net interest income
9-04(11)                         --     Provisions for loan losses
9-04(13)(h)                      --     Investment securities gains (losses)
9-04(14)                  1,446,575     Other expenses
9-04(15)                  1,334,217     Income/loss before income tax
9-04(17)                  1,334,217     Income/loss before extraordinary items
9-04(18)                         --     Extraordinary items, less tax
9-04(19)                         --     Cumulative change in accounting
                                          principles
9-0420)                     795,170     Net income of loss
9-04(21)                       0.34     Earnings per share - primary
9-04(21)                       0.34     Earnings per share - fully diluted

          EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     Financial Data Schedule

                  Financial Data as of
                  or for the six months
Item Number       ended June 30, 1998          Item Description
-----------       ---------------------        ----------------

I.B.5                           4.55%      Net yield - interest earning assets
                                             - actual
III.C.1.(a)                      None      Loans on nonaccrual
III.C.1.(b)                    13,000      Accruing loans past due 90 days or
                                             more
III.C.2.(c)                      None      Troubled debt restructuring
III.C.2                          None      Potential problem loans
IV.A.1                        200,000      Allowance for loan loss - beginning
                                             of period
IV.A.2                             --      Total charge-offs
IV.A.3                           None      Total recoveries
IV.A.4                        200,000      Allowance for loan loss - end of
                                             period
IV.B.1                        200,000      Loan loss allowance to allocated to
                                             domestic loans
IV.B.2                           None      Loan loss allowance to foreign
                                             loans
IV.B.3                           None      Loan loss allowance - unallocated