Form 10QSB
period 1998-09-30
EMPIRE FEDERAL BANCORP INC
filed 1998-11-17
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                           FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

      Class:  Common Stock, par value $.01 per share
              Outstanding at October 31, 1998: 2,339,370
Transitional Small Business Disclosure Format (check one):  YES    NO  X
                                                                ---   ---

                        EMPIRE FEDERAL BANCORP, INC.

                           INDEX TO FORM 10-QSB

                                                                       Page
PART I  FINANCIAL INFORMATION                                          ----
        ---------------------

tem 1. Financial Statements

         Consolidated Statements of Financial Condition at
         September 30, 1998 and December 31, 1997 (unaudited)..........   1

         Consolidated Statements of Income for the Three and
         Nine Months Ended September 30, 1998 and 1997 (unaudited).....   2

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1998 and 1997 (unaudited)..........   3

         Notes to Unaudited Interim Consolidated Financial Statements..   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................   7

PART II OTHER INFORMATION
        -----------------

Item 1. Legal Proceedings..............................................  13

Item 2. Changes in Securities..........................................  13

Item 3. Defaults upon Senior Securities................................  13

Item 4. Submission of Matters to a Vote of Security Holders............  13

Item 5. Other Information..............................................  13

Item 6. Exhibits and Reports on Form 8-K...............................  13

SIGNATURES.............................................................  14

Part I, Item 1 - Financial Statements
-------------------------------------

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets


                                                September 30,   December 31,
      Assets                                        1998           1997
      ------                                        ----           ----
                                                (unaudited)    (unaudited)

Cash and cash equivalents                     $   875,366    $   1,078,823
Interest-bearing deposits                       3,488,833        1,825,208
Investment and mortgage-backed securities
  available-for-sale                           34,263,207       36,495,581
Investment and mortgage-backed securities
  held-to-maturity (estimated market
  value of $12,839,698 at September 30,
  1998 and $20,802,559 at December
  31, 1997)                                    12,643,276       20,556,479
Loans receivable, net                          49,890,763       45,713,508
Stock in Federal Home Loan Bank of Seattle,
  at cost                                       1,334,600        1,261,100
Accrued interest receivable                       354,880          427,496
Premises and equipment, net                     2,053,050        2,051,238
Prepaid expenses and other assets                 295,305          391,470
                                            -------------    -------------
      Total assets                          $ 105,199,280    $ 109,800,903
                                            =============    =============
  Liabilities and Stockholders' Equity
  ------------------------------------
Liabilities:
   Passbook Accounts                        $  13,901,662    $  13,572,343
   NOW Accounts                                13,578,862       14,838,604
   Certificates of Deposit                     37,932,683       38,448,145
                                            -------------    -------------
      Total Deposits                           65,413,207       66,859,092
   Note Payable                                   660,461          698,136
   Advances from borrowers for taxes and
    insurance                                     402,571          208,258
   Accrued expenses and other liabilities       1,282,993        1,437,029
                                            -------------    -------------
      Total liabilities                        67,759,232       69,202,515

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   250,000 shares authorized, none issued and
   outstanding                                         --               --
  Common stock, par value $.01 per share,
   4,000,000 shares authorized, 2,592,100
   issued                                          25,921           25,921
  Additional paid-in capital                   25,277,188       25,208,225
  Unearned ESOP and MRDP compensation          (3,018,530)      (2,737,305)
  Retained earnings, substantially restricted  17,187,903       16,815,367
  Accumulated other comprehensive income, net   1,614,485        1,286,180
  Treasury stock, at cost                      (3,646,919)              --
                                             ------------     ------------
            Total stockholders's equity        37,440,048       40,598,388
                                             ------------     ------------
      Total liabilities and stockholders'
        equity                               $105,199,280     $109,800,903
                                             ============     ============

See accompanying notes to unaudited interim consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
           Three and Nine Months Ended September 30, 1998 and 1997

                                 Three Months Ended      Nine Months Ended
                                   September 30             September 30
                               --------------------     -------------------
                                1998          1997       1998         1997
                                ----          ----       ----         ----
                                    (unaudited)        (unaudited)(unaudited)
(unaudited)
Interest income:
  Loans receivable         $ 1,041,486  $   921,616  $ 3,006,795  $ 2,748,973
  Mortgage-backed
   securities                  749,987      787,957    2,329,374    2,165,067
  Investment securities         82,590      181,504      289,633      454,137
  Other                         44,268       66,344      170,540      392,852
                           -----------  -----------  -----------  -----------
    Total interest income    1,918,331    1,957,421    5,796,342    5,761,029
                           -----------  -----------  -----------  -----------
Interest expense:
  Deposits                     732,890      761,493    2,211,511    2,245,760
  Advances from Federal
   Home Loan Bank and other     15,276       17,285       47,044       81,638
                           -----------  -----------  -----------  -----------
    Total interest expense     748,166      778,778    2,258,555    2,327,398
                           -----------  -----------  -----------  -----------
  Net interest income        1,170,165    1,178,643    3,537,787    3,433,631

Provision for loan losses           --           --           --       19,895
                           -----------  -----------  -----------  -----------
  Net interest income after
   provision for loan
   losses                    1,170,165    1,178,643    3,537,787    3,413,736

Non-interest income:
  Insurance commission
   income                      173,528      161,130      474,845      469,700
  Customer service charges      53,884       50,623      150,789      135,727
  Other                          3,968        8,695       18,915       17,398
                           -----------  -----------  -----------  -----------
    Total non-interest
     income                    231,380      220,448      644,549      622,825

Non-interest expense:
  Compensation and benefits    851,698      432,674    1,731,154    1,187,636
  Occupancy and equipment       71,952       84,919      237,164      245,295
  Deposit insurance premiums    26,995       27,563       61,949       67,620
  Other                        172,065      188,034      539,017      548,657
                           -----------  -----------  -----------  -----------
    Total non-interest
     expense                 1,122,710      733,190    2,569,284    2,049,208
                           -----------  -----------  -----------  -----------
    Income before income
     taxes                     278,835      665,901    1,613,052    1,987,353

Income taxes                   148,176      257,421      687,223      783,377
                           -----------  -----------  -----------  -----------

    Net income             $   130,659  $   408,480  $   925,829  $ 1,203,976
                           ===========  ===========  ===========  ===========
Basic earnings per share   $      0.07  $      0.17  $      0.41  $      0.50
                           ===========  ===========  ===========  ===========
Diluted earnings per share $      0.07  $      0.17  $      0.41  $      0.50
                           ===========  ===========  ===========  ===========

See accompanying notes to unaudited interim consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Nine Months Ended September 30, 1998 and 1997


                                                      Nine Months Ended
                                                         September 30,
                                                    -----------------------
                                                       1998         1997
                                                       ----         ----
                                                    (unaudited)  (unaudited)
Cash flows from operating activities:
Net income                                      $    925,829  $   1,203,976
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                              --         19,895
  Depreciation                                       119,836        114,814
  ESOP shares committed to be released               168,860        161,762
  MRDP shares vested                                 545,854             --
  Stock dividends reinvested in Federal
   Home Loan Bank                                    (73,500)       (67,400)
  Decrease (increase) in accrued interest
   receivable                                         72,616        (82,348)
  Decrease in prepaid expenses and other assets       96,392        163,949
  Decrease in accrued expenses and other
   liabilities                                      (364,163)      (508,352)
                                                 -----------  -------------
     Net cash provided by operating activities     1,491,724      1,006,296

Cash flows from investing activities:
  Net change in interest-bearing deposits         (1,663,625)    25,118,807
  Net change in loans receivable                  (4,177,255)    (2,660,872)
  Proceeds from matured or called investment
   securities held-to-maturity                     1,500,200        248,750
  Principal payments on mortgage-backed
   securities held-to maturity                     9,777,288      3,075,733
  Purchases of investment securities
   available-for-sale                               (500,000)    (8,864,495)
  Proceeds from called investment securities
   available for sale                              4,500,000      2,412,500
  Principal payments on mortgage-backed
   securities available-for sale                   6,413,003      3,116,616
  Purchases of mortgage-backed securities
   available-for-sale                            (11,006,709)   (16,029,505)
     Purchases of premises and equipment            (121,648)      (870,776)
                                                 -----------  -------------
       Net cash provided by investing
         activities                                4,721,254      5,546,758
                                                 -----------  -------------
Cash flows from financing activities:
  Net change in deposits                          (1,445,885)       448,082
  Repayment of note and advances from FHLB           (37,675)    (1,039,800)
  Net change in advances from borrowers for
   taxes and insurance                               194,313        215,203
  Dividends paid                                    (553,293)      (357,710)
  Funding of MRDP trust                             (926,976)      (801,875)
  Refund of stock oversubscription                        --     (6,987,070)
  Proceeds from advances from Federal Home
   Loan Bank                                              --      1,750,000
  Purchase of treasury stock                      (3,646,919)            --
                                                 -----------  -------------
     Net cash used in financing activities        (6,416,435)    (6,773,170)

                                                 -----------  -------------
Net decrease in cash and cash equivalents           (203,457)      (220,116)

Cash and cash equivalents, beginning of period     1,078,823      1,165,164
                                                 -----------  -------------
Cash and cash equivalents, end of period         $   875,366  $     945,048
                                                 ===========  =============

See accompanying notes to unaudited interim consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

      Notes to Unaudited Condensed Consolidated Financial Statements
                           September 30, 1998

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

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the nine months ended September 30, 1998, and 1997 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 New Accounting Pronouncements
       -----------------------------

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS') No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial information. The Company adopted the provisions of SFAS No. 130 as of January 1, 1998. The only additional component of comprehensive income other than net income is the Company's net unrealized gains or losses on securities available-for-sale. The following summarizes accumulated other comprehensive income for the periods ended September 30, 1998, and 1997, and for the year ended December 31, 1997:


                                                Accumulated Other
                                             Comprehensive Income, Net
                                 ---------------------------------------------
                                      Nine Months Ended            Year Ended
                                 Sept. 30, 1998   Sept. 30, 1997 Dec. 31, 1997
                                 --------------   -------------- -------------
Beginning of period                 $1,286,180     $   752,458    $   752,458
Increase in unrealized gains on
 securities-available-for-sale, net    328,305         383,958        533,722
                                    ----------     -----------    -----------
Ending balance                      $1,614,485     $ 1,136,416    $ 1,286,180
                                    ==========     ===========    ===========

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

       The increases in unrealized gains on securities-available-for-sale are shown net of tax. Federal and state income taxes related to the unrealized gains are $210,000 and $198,000 for the nine-month periods ended September 30, 1998 and 1997, and $341,000 for the year ended December 31, 1997.

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

       Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At September 30, 1998, there were 13,825 allocated shares and 10,386 committed to be released ESOP shares. There were 32,833 vested MRDP shares. The weighted-average common shares outstanding for the nine months ended September 30, 1998, was 2,250,094, which is net of weighted-average unallocated ESOP and unvested MRDP shares.

       Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At September 30, 1998, outstanding stock options and unvested MRDP shares did not result in dilution of EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                              For the nine months ended September 30, 1998


                              Net Income           Shares       Per-Share
                              (Numerator)    (Denominator)         Amount
Basic EPS

 Net income available to
   common stockholders        $  925,829         2,276,773         $0.41
                              ==========                           =====
Effect of Dilutive Securities
   Stock Options - granted                           3,289

   Unvested MRDP shares                              2,095
Diluted EPS                                      ---------

   Income available to common
    stockholders plus assumed
     conversion               $  925,829         2,282,157         $0.41
                              ==========         =========         =====

The weighted-average number of common shares outstanding was the same for both basic and diluted EPS for the nine months ended September 30, 1997, given that there were no potential common shares.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 4 Cash Dividend Declared
       ----------------------

       On October 28, 1998, the Board of Directors declared a quarterly cash dividend of $.085 per common share to stockholders of record on November 10, 1998, payable on November 25, 1998.

Note 5 Capital Compliance
       ------------------

       The following table presents Empire's compliance with its regulatory capital requirements at September 30, 1998 (dollars in thousands):

                                                                 Percentage
                                                       Amount    of Assets
                                                       ------    ---------

     GAAP capital(1)                                   $29,337     27.89%
                                                       =======     =====

     Tangible capital                                  $27,313     26.77%
     Tangible capital requirement                        1,530      1.50%
                                                       -------     -----
            Excess                                     $25,783     25.27%
                                                       =======     =====

     Core capital                                      $27,313     26.77%
     Core capital requirement                            4,081      3.00%
                                                       -------     -----
            Excess                                     $23,232     23.77%
                                                       =======     =====

     Total risk-based capital(2)                       $28,536     72.25%
     Total risk-based capital requirement(2)             3,160      8.00%
                                                       -------     -----
            Excess                                     $25,376     64.25%
                                                       =======     =====
          (1) GAAP capital includes unrealized gains on certain available-for-sale securities of $1,614,000 and $410,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
          (2)    Based on risk-weighted assets of $39,495,000.

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

Year 2000 Issues

As the Year 2000 approaches, significant concerns have been expressed with respect to the ability of existing computer software programs and operating systems to function properly with respect to data containing dates in the Year 2000 and thereafter. Many existing application software products were designed to accommodate only a two digit year. The Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 issues. Both Empire and the holding company are reliant on third-party vendors for most of their data processing needs as well as certain other significant functions and services. The Company is currently working with its third-party vendors in order to assess their Year 2000 readiness. While no assurances can be given that such third-party vendors will be Year 2000 compliant, management believes that such vendors are taking appropriate steps to address the issues on a timely basis. While the company currently has no reason to believe that the cost of addressing such issues will materially affect Empire's products, services or ability to compete effectively, no assurance can be made that the Company or the third-party vendors on which is relies will become Year 2000 compliant in a successful and timely fashion. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolutions of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future financial condition.

For nearly two years Empire has been investigating and addressing potential Year 2000 problems. In the course of this process Empire has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-sourced services. The general plan for addressing Year 2000 problems has been established by Company management, and is currently on schedule with respect to implementation of that plan. As of September 1998 all areas of potential impact directly addressable by Empire appear to be Year 2000 compliant, except the teller system as discussed below. Areas to be addressed by third-party vendors have been represented as either fully compliant or on schedule for full compliance by December 1998. The Company's plan for full Year 2000 compliance, including a comprehensive second round of testing of third-party vendors' provided systems, is scheduled to be complete by April 15, 1999. The first round of testing, focusing on critical operational systems, is scheduled for mid-November 1998.

The primary negative impact of the potential Year 2000 problem lies in Empire's present Olivetti-America 8-window teller hardware/software system now in use in all three offices. This system has known Year 2000 problems as well as other inadequacies relevant to current needs on the working teller line. Empire is in the process of replacing the existing teller system with a PC-based teller system working internally at each office with a Local Area Network (LAN) and tied together to the central office and our primary servicer by a Wide Area Network (WAN). This conversion will not only solve the potential Year 2000 problem in the teller system, but will also position Empire to take maximum advantage of current technology in banking as it enters the 21st Century. The estimated cost of conversion and re-training and implementation of the new PC-based system is approximately $225,000 based on information currently available, and the estimated timetable for conversion is that it will be in process or complete by the end of 1998. Most of the estimated cost will be for the new teller system and will be depreciated over five years.

Financial Condition

Consolidated assets decreased by approximately $4.6 million, or 4.2%, from $109.8 million at December 31, 1997 to $105.2 million at September 30, 1998. This decrease was primarily attributable to the purchase of treasury shares of $3.6 million, and the decline in deposits of $1.4 million.

The consolidated balance sheet was not materially affected by market conditions between December 31, 1997 and September 30, 1998. Maturities and payments of $7.9 million reduced investment and mortgage-backed securities held-to-maturity from $20.6 million at December 31, 1997, to $12.6 million at September 30, 1998. Net loans increased $4.2 million, or 9.1% of which $2.6 million consisted primarily of permanent and construction loans of 1-4 dwelling units and multi-family units, and $1.6 million was related to commercial real estate.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Deposits decreased by $1.4 million, or 2.2%, to $65.4 million at September 30, 1998, from $66.9 million at December 31, 1997.

Stockholders' equity decreased from $40.6 million at December 31, 1997, to $37.4 million at September 30, 1998. The change is the result of net income of $926,000, the release of ESOP shares in the amount of $168,000 and an increase of $328,000 related to the increase in market value of securities available-for-sale. In addition, during the first nine months of 1998 the MRDP purchased, through a trust funded by the Company, 53,684 additional shares of company shares for a total cost of $927,000. In addition, 32,833 shares of the MRDP vested and unearned MRDP compensation was reduced by $546,000. Shareholders' equity was also decreased by the payments of $553,000 in dividends. During the nine-month period ended September 30, 1998, the Company repurchased 252,230 shares of its common stock in the open market for an average price of $14.44 per share for a total of $3.6 million.

Asset Quality

At September 30, 1998 and December 31, 1997, Empire did not have any nonaccrual loans or troubled debt restructuring. At September 30, 1998, Empire had six loans delinquent over 30 days amounting to $431,000 of which $12,000 were delinquent over 90 days. Empire has no real estate acquired through foreclosure.

Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and 1997

Net Income. Net income was $926,000 for the nine months ended September 30, 1998, as compared to $1.2 million for the same period in 1997. The $278,000 decline in net income is caused primarily by the accelerated vesting of shares awarded under the Management Recognition and Development Plan ("MRDP"). Under the terms of the MRDP, shares awarded are vested and amortized to expense over a 60-month period; however, upon the death of a participant, the vesting
is accelerated.   On September 5, 1998, the Chief Financial Officer of the
Company passed away, and 25,921 shares were released to the officer's estate. The accelerated vesting amounted to $395,000 which was charged to compensation expense in September 1998. Net income for the nine-month period ending September 30, 1998 would have been $1.2 million if the accelerated vesting would not have occurred.

Interest Income. Total interest income increased by $35,000, or 0.6%, for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase in interest on mortgage loans of $258,000 was attributable to the increase in the average balance of loans outstanding from $43.1 million for the period ended September 30, 1997, to $48.2 million for the same period in 1998. This increase in volume was partially offset by a decrease in the average yield from 8.50% for the nine months ended September 30, 1997 to 8.32% for the same period in 1998. Interest on mortgage-backed securities increased $164,000, or 7.59%, from $2.2 million for the nine months ended September 30, 1997 to $2.3 million for the comparable period in 1998 as a result of an increase in average outstanding mortgage-backed securities of $2.0 million and an increase in the average yield from 6.58% to 6.77%. Offsetting these increases were decreases in interest on investment securities and other interest of $165,000 and $222,000 respectively. These decreases are the result of the reinvestment of maturing securities and interest bearing deposits in mortgage loans and mortgage-backed securities, as previously noted.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Interest Expense. Total interest expense decreased by $69,000 for the nine months ended September 30, 1998, as compared to the same period in 1997. The decrease was the result of a $34,000 decrease in interest on deposits and a $35,000 decrease in other interest expense.

Average deposits for the nine month periods ended September 30, 1998 amounted to $66.6 million as compared to $67.1 million for the same period in 1997.
The decline in deposit interest is the result of this reduction in average outstanding deposits for the nine-month period ended September 30, 1998, and a reduction in the average cost of deposits from 4.46% to 4.43% for the nine months ended September 30, 1997 as compared to the same period for 1998.

Other interest expense of $82,000 for the nine months ended September 30, 1997, related primarily to the interest paid to stock subscribers on the stock issuance date of January 23, 1997. Interest expense of $47,000 for the comparable period in 1998 is related to the debt associated with the purchase of the main office building.

Provision for Loan Losses. There was no provision for loan losses during the nine month period ended September 30, 1998 as compared to $20,000 for the comparable period in 1997. During the nine months ended September 30, 1997, Empire charged off $20,000 of mortgage loans. At the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .40% at September 30, 1998, and .45% at September 30, 1997.

Non-Interest Income. Non-interest income increased $22,000 for the nine months ended September 30, 1998, as compared to the same period in 1997 primarily as the result of a $15,000 increase in customer service charges and other non-interest income and an increase in commissions and profit sharing contingencies from insurance companies of $5,000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $475,000 and $470,000 were received for the nine months ended September 30, 1998, and 1997, respectively. The increase in commission income resulted primarily from increases in premiums and commissions from key companies represented by Dime.

Non-Interest Expense. Total non-interest expense increased $521,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. This increase was the result of an increase in compensation and benefits of $544,000, or 45.76%, from $1.2 million for the nine month period ended September 30, 1997 to $1.7 million for the comparable period in 1998. The primary cause of this increase is the previously discussed accelerated vesting of 25,921 shares of the MRDP as the result of the death of the Chief Financial Officer of the Company. The accelerated vesting amounted to a $395,000 charge to compensation expense in September 1998. In addition, other vested shares of the MRDP resulted in a charge of $151,000 for the nine months ended September 30, 1998. The MRDP became effective in January 1998.

Income Taxes. Income taxes decreased $96,000 from the nine month period ended September 30, 1997, as compared to the same period in 1998 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 42.60% and 39.42% for the nine months ended September 30, 1998 and 1997, respectively.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1997

Net Income. Net income decreased by $277,000 to $131,000 for the three months ended September 30, 1998, as compared to $408,000 for the same period in 1997. The decrease is caused primarily by the accelerated vesting of shares awarded under the MRDP. Under the terms of the MRDP, shares awarded are vested and amortized to expense over a 60-month period; however, upon the death of a participant, vesting is accelerated. On September 5, 1998, the Chief Financial Officer of the Company passed away and 25,921 shares were released to the officer's estate. The accelerated vesting amounted to $395,000, which was charged to compensation expense in September 1998. Net income for the three-month period ending September 30, 1998 would have been $400,000 if the accelerated vesting would not have occurred.

Interest Income. Total interest income decreased by $39,000, or 0.2% for the three months ended September 30, 1998 as compared to the same period in 1997. Interest income from investments and mortgage-backed securities decreased $136,000 from $969,000 for the three-month period ended September 30, 1997 to $833,000 for the same period in 1998, primarily as the result of a decrease in average outstanding investments and mortgage-backed securities. The decrease was caused by net payments and maturities in excess of reinvestment. This decrease in interest income is partially offset by an increase in interest from loans of $120,000 for the three-month period ended September 30, 1998 as compared to the same period in 1997. The increase in interest from loans is the result of an increase in the average balance of loans outstanding from $43.6 million for the three-month period ended September 30, 1997 to $47.7 million for the same period in 1998.

Interest Expense. Total interest expense was $748,000 for the three months ended September 30, 1998, as compared to $779,000 for the same period in 1997. The $31,000, or 3.9%, decrease was the result of a $29,000 decrease in interest on deposits and a decrease of $2,000 in other interest expense.

Average deposits for the three-month periods ended September 30, 1998 and 1997 were $66.7 million and $69.1 million, respectively. The decrease in interest paid depositors is the result of the decline in average deposits coupled with a decrease in the average rate paid in the three months ended September 30, 1997, of $4.55% as compared to 4.40% in the same period in 1998.

Other interest expense for the three-month periods ended September 30, 1998 and 1997 related to the debt associated with the purchase of the main office building.

Provision for Loan Losses. There was no provision for loan losses during the three-month periods ended September 30, 1998 and 1997, and at the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .40% at September 30, 1998, and
 .45% at September 30, 1997.

Non-Interest Income. Non-interest income increased $11,000 for the three months ended September 30, 1998, as compared to the same period in 1997 primarily as a result of a $12,000 increase in commissions and profit sharing contingencies from insurance companies and customer service charges.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $173,000 and $161,000 were received for the three months ended September 30, 1998, and 1997, respectively.

Non-Interest Expense. Total non-interest expense increased $390,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. This increase is caused by the previously discussed accelerated vesting of 25,921 shares of MRDP as the result of the death of the Chief Financial Officer of the Company. The accelerated vesting amounted to a $395,000 charge to compensation expense in September 1998.

Income Taxes. Income taxes decreased $109,000 from the three-month period ended September 30, 1997, as compared to the same period in 1998 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 53.14% and 38.66% for the three months ended September 30, 1998 and 1997, respectively. The increase in the 1998 federal and state tax rate is the result of a portion of the MRDP charge for the period ended September 30, 1998 not being deductible.

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

      10.1    Employment Agreement with Beverly D. Harris (2)

      10.2    Employment Agreement with Ernest A. Sandberg (2)

      10.3    Employee Stock Ownership Plan (1)

      10.4    Management Recognition and Development Plan (3)

      10.5    Stock Option Plan (3)

        21    Subsidiaries of the Registrant (2)

        27    Financial Data Schedule

-------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

        (b) Report on Form 8-K
              No forms 8-K were filed during the quarter ended September 30, 1998.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.


By      s/s Beverly D. Harris                    November 13,1998
        -----------------------                  ----------------
        Beverly D. Harris                             Date
        President & Chief Executive Officer
        (Principal Executive Officer)


By      s/s Linda M. Alkire                      November 13, 1998
        -----------------------                  -----------------
        Linda M. Alkire                               Date
        Treasurer
        (Principal Financial and Accounting Officer)

                                                               Exhibit 27

                         Financial Data Schedule

This schedule contains financial information extracted from the unaudited consolidated financial statements of Empire Federal Bancorp., Inc. for the nine months ended September 30, 1998, and is qualified in its entirety by reference to such financial statements.

                  Financial Data as of
                 or for the nine months
Item Number      ended September 30, 1998   Item Description
-----------      ------------------------   ----------------
9-03(1)              $    875,366           Cash and due from banks
9-03(2)                 3,488,833           Interest-bearing deposits
9-03(3)                        --           Federal funds sold - purchased
                                              securities for resale
9-03(4)                        --           Trading account assets
9-03(6)                34,263,207           Investment and mortgage-backed
                                              securities held-for-sale
9-03(6)                12,643,276           Investment and mortgage-backed
                                              securities held to maturity -
                                              carrying value
9-03(6)                12,839,698           Investment and mortgage-backed
                                              securities held to maturity -
                                              market value
9-03(7)                50,090,763           Loans
9-03(7)(2)                200,000           Allowance for losses
9-03(11)              105,199,280           Total assets
9-03(12)               65,413,207           Deposits
9-03(13)                       --           Short-term borrowings
9-03(15)                1,685,564           Other liabilities
9-03(16)                  660,461           Long-term debt
9-03(19)                       --           Preferred stock - mandatory
                                              redemption
9-03(20)                       --           Preferred stock - no mandatory
                                              redemption
9-03(21)                   25,921           Common stocks
9-03(22)               37,414,127           Other stockholders' equity
9-03(23)              105,199,280           Total liabilities and
                                              stockholders' equity
9-04(1)                 3,006,795           Interest and fees on loans
9-04(2)                 2,619,007           Interest and dividends on
                                              investments
9-04(4)                   170,540           Other interest income
9-04)(5)                5,796,342           Total interest income
9-04(6)                 2,211,511           Interest on deposits
9-04(9)                 2,258,555           Total interest expense
9-04(10)                3,537,787           Net interest income
9-04(11)                       --           Provisions for loan losses
9-04(13)(h)                    --           Investment securities gains
                                              (losses)
9-04(14)                2,569,284           Other expenses
9-04(15)                1,613,052           Income/loss before income tax
9-04(17)                1,613,052           Income/loss before extraordinary
                                              items
9-04(18)                       --           Extraordinary items, less tax
9-04(19)                       --           Cumulative change in accounting
                                              principles
9-04(20)                  925,829           Net income of loss
9-04(21)                     0.41           Earnings per share - primary
9-04(21)                     0.41           Earnings per share - fully diluted

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                         Financial Data Schedule


                  Financial Data as of
                 or for the nine months
Item Number      ended September 30, 1998   Item Description
-----------      ------------------------   ----------------

I.B.5                         4.57%         Net yield - interest earning
                                              assets - actual
III.C.1.(a)                    None         Loans on nonaccrual
III.C.1.(b)                  12,000         Accruing loans past due 90 days or
                                              more
III.C.2.(c)                    None         Troubled debt restructuring
III.C.2                        None         Potential problem loans
IV.A.1                      200,000         Allowance for loan loss -
                                              beginning of period
IV.A.2                         None         Total charge-offs
IV.A.3                         None         Total recoveries
IV.A.4                      200,000         Allowance for loan loss - end of
                                              period
IV.B.1                      200,000         Loan loss allowance allocated to
                                              domestic loans
IV.B.2                         None         Loan loss allowance allocated to
                                              foreign loans
IV.B.3                         None         Loan loss allowance - unallocated