Form 10KSB40
period 1998-12-31
EMPIRE FEDERAL BANCORP INC
filed 1999-04-01
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                         ----------------------------

                                 FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the year ended December 31, 1998
                                    OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number:  0-28934

                        EMPIRE FEDERAL BANCORP, INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Delaware                                  81-0512374
----------------------------------    ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization

123 South Main Street, Livingston, Montana                   59047
------------------------------------------                ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (406) 222-1981
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.01 per share
                   ---------------------------------------
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  x   NO
                                                  -----    -----

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.  YES  x    NO
                                                  -----    -----

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "EFBC" on March 12, 1999, was $25,516,192.50 (2,001,270) shares at $12.75 per share).
It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders are affiliates.

     The Registrant's revenues for the year ended December 31, 1998 were $8,537,786.

                   DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the year ended December 31, 1998 (Parts I and II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)   Yes       No  X
                                                               -----    -----

                                  PART I

Item 1.  Business
-----------------

     Empire Federal Bancorp, Inc. (the "Corporation"), a Delaware corporation, was incorporated on September 20, 1996 for the purpose of becoming the holding company for Empire Federal Savings Bank ("Empire Federal" or the "Bank") (the Corporation and Empire Federal shall at times be referred to as the "Corporation") upon Empire Federal's conversion from a federal mutual stock savings and loan association to a federal stock Bank ("Conversion"). The Conversion was completed on January 23, 1997. At December 31, 1998, the Corporation had total assets of $109.2 million, total deposits of $66.4 million and stockholders' equity of $36.3 million. The Corporation has not engaged in any significant activity other than holding the stock of Empire Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Empire Federal.

     Empire Federal was organized in 1923 as a Montana-chartered mutual building and loan association under the name "Empire Building and Loan Association." In 1970, the Bank converted to a federal charter and adopted the name "Empire Federal Savings and Loan Association of Livingston." In connection with the conversion, the Bank adopted its current corporate title. The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System.

     The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one- to four- family residential dwellings. The Bank considers Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. Lending activities also have included the origination of multi-family, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional thrift institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one- to four- family residential properties. The portfolio also includes U.S. Government agency securities. Investment securities, including mortgage-backed securities and FHLB stock, totaled $51.7 million, or 47.4% of total assets, at December 31, 1998. In addition to interest and dividend income on loans and investments, the Bank receives other income from the sale of insurance products through its wholly-owned subsidiary, Dime Service Corporation.

    Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated. The Bank had no concentration of loans of a given category exceeding 10% of total gross loans other than as set forth below.

                                                 At December 31,
                                 -------------------------------------------
                                       1998                    1997
                                 -----------------        ------------------
                                  Amount  Percent         Amount    Percent
                                  ------  -------         ------    -------
                                             (Dollars in Thousands)
 One- to four-family . . . . .   $39,941    79.51%       $38,178     79.02%
 Multi-family. . . . . . . . .     4,731     9.42          3,162      6.54
 Commercial real estate. . . .     2,227     4.43          1,102      2.28
 Consumer. . . . . . . . . . .     2,595     5.17          3,095      6.41
 Share loans . . . . . . . . .       474      .94            591      1.22
 Construction. . . . . . . . .       265      .53          2,185      4.53
                                 -------   ------        --------   ------
  Total. . . . . . . . . . . .    50,233   100.00%        48,313    100.00%
Less:                                      ======                   ======
 Loans in process. . . . . . .       208                   2,086
 Deferred loan origination
  fees and costs . . . . . . .       306                     314
 Allowance for loan losses . .       220                     200
                                 -------                 -------
   Total loans, net. . . . . .   $49,499                 $45,713
                                 =======                 =======

     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Bank is the origination for portfolio of permanent residential one- to four-family first mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 1998, $39.9 million, or 79.51%, of the Bank's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans, with an average balance of $60,000.

     The Bank presently originates for its portfolio fixed-rate mortgage loans secured by non-owner occupied one- to four rental properties with terms of up to 20 years and up to 30 years for owner-occupied residential properties. At December 31, 1998, $38.2 million, or 76.02% of the total loans before net items were fixed rate one- to four-family loans and $1.8 million, or 3.48%, were adjustable rate mortgage ("ARM") loans. The Bank has offered two ARM loan products for portfolio which adjust annually subject to a limitation on the annual increase of 1.5% to 2.0% and an overall limitation of 5.0% or to a specific ceiling rate. These ARM products utilize either the OTS Monthly Median Cost of Funds Index or the Semi-Annual Cost of Funds Index ("COFI"). Loans based on COFI constitute a majority of the Bank's ARM loans. The COFI is a lagging model index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment.

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

     The Bank also originates residential mortgage loans secured by non-owner occupied rental properties within its primary market area. Generally, such loans are made at higher interest rates than owner-occupied residential mortgage loans, with a loan-to-value ratio of 70%, and with a debt coverage ratio of 1.25x.

     The Bank requires title insurance on all real estate secured loans.   The
Bank also requires that fire and extended coverage casualty insurance or homeowners insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     Construction Loans. The Bank originates construction loans primarily to prospective home owners for the construction of their single-family residences. Construction loans generally convert to a permanent loan upon the completion of construction. Construction loans generally begin to amortize as permanent residential one- to four-family mortgage loans after the construction period (typically six months) is completed, unless extended. At December 31, 1998, construction loans amounted to $265,000, or .53%, of the Bank's total loan portfolio, before net items. Construction loans have rates and terms which generally match the non-construction loans then offered by the Bank, except that during the construction phase, the borrower pays only interest on the loan. The borrower is qualified at the interest rate for the permanent loan. The Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses.
The Bank periodically reviews the progress of the underlying construction project. Construction lending is generally limited to the Bank's primary lending areas and is underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans.

     Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction and the possibility of costs exceeding the initial estimates. The Bank has sought to minimize the risks associated with permanent construction lending by limiting construction loans to qualified owner-occupied borrowers with construction performed by qualified builders located primarily in the Bank's market area.

     Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At December 31, 1998, the Bank's loan portfolio included $4.7 million in multi-family loans and $2.2 million in commercial real estate loans.

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

     At December 31, 1998, the average loan balance of the Bank's multi-family loans was $249,000. At December 31, 1998, the Bank had five multi-family loans with two borrowers with an aggregate balance of $2.3 million, and the Bank had one commercial loan in excess of $250,000 which is a loan collaterized by a motel for $1.4 million. All of the properties securing multi-family loans are located in the Bank's primary market area with the exception of one participation loan on a property located in California with a balance at December 31, 1998, of $313,000. At December 31, 1998, two multi-family/commercial real estate loans amounting to $663,000 were delinquent.

     Consumer Lending. The Bank's consumer loan portfolio consists primarily of home equity, home improvement, share loans and, to a substantially lesser extent, mobile home and automobile loans. At December 31, 1998 the Bank's consumer loans totalled approximately $3.1 million, or 6.11%, of the Bank's gross loans of which $2.5 million, or 5.06%, consisted of home equity and home improvement loans.

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

     Maturity of Loan Portfolio. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments of scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

                                                               Consumer
                          1-4       Multi-   Comm-    Con-     and
                          Family    Family   ercial struction  Shares   Total
                          ------    ------   ------ ---------  ------   -----
                                             (In Thousands)
Amounts Due:
 Within 3 months. . . . . $    15    $  --      $1    $ 100     $138     $254
 3 months to 1 year . . .       1       25      --      165      310      501
After 1 year:
 1 to 3 years . . . . . .     179       --      14       --      129      322
 3 to 5 years . . . . . .     359      181      56       --      330      926
 5 to 10 years. . . . . .   5,545      655     505       --      746    7,451
 10 to 20 years . . . . .  23,771    3,870   1,651       --    1,200   30,492
 Over 20 years. . . . . .  10,071       --      --       --      216   10,287
Total due after one       -------   ------  ------    -----   ------  -------
 year . . . . . . . . . .  39,925    4,706   2,226       --    2,621   49,478
                          -------   ------  ------    -----   ------  -------
Total amount due. . . . . $39,941   $4,731  $2,227    $ 265   $3,069   50,233
Less:                     =======   ======  ======    =====   ======
 Allowance for loan
  loss. . . . . . . . . .                                                 220
 Loans in process . . . .                                                 208
 Deferred loan fees . . .                                                 306
                                                                      -------
Loans receivable, net . .                                             $49,499
                                                                      =======

     The following table sets forth the dollar amount of all loans due after December 31, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                   Fixed-     Floating- or
                                   Rates      Adjustable-Rates      Total
                                   -----      ----------------      -----
                                              (In Thousands)

 One- to four-family . . . . .    $38,191        $1,750           $39,941
 Multi-family. . . . . . . . .      3,506         1,225             4,731
 Commercial. . . . . . . . . .      2,227            --             2,227
 Construction. . . . . . . . .        265            --               265
 Consumer and share. . . . . .      3,069            --             3,069
                                  -------        ------           -------
     Total . . . . . . . . . .    $47,258        $2,975           $50,233
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

     Loan Commitments.   Loan commitments typically contain a termination date
of 30 days from the date of the commitment letter that is issued at the time the loan is approved. The Bank had outstanding loan commitments of approximately $666,000 at December 31, 1998, all of which were for fixed rate loans.

     Loan Originations, Sales and Purchases. During the year ended December 31, 1998, the Bank's total gross loan originations were $17.2 million.

     The Bank has occasionally originated or participated in loans secured by properties outside the State of Montana. These properties are primarily located in California but also include loans secured by one- to four- family properties in Massachusetts, New Mexico, Arizona and Colorado. At December 31, 1998, these loans amounted to $1.3 million and consisted of (i) $610,000 in permanent residential one- to four-family mortgage loans, (ii) $375,000 in multi-family loans, and (iii) a participation interest in a commercial real estate loan for $313,000. The Bank has purchased loan participation interests primarily during periods of reduced loan demand in its market area. At December 31, 1998, the Bank had five participations in its primary market area with a balance of $204,000. Any such purchases are made in conformance with the Bank's underwriting standards. The Bank may decide to purchase additional loans outside its market area in the future depending upon the demand for mortgage credit in its market area, however, it has not purchased any participation interests outside of its primary market area during the past five years.

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

                                              Year Ended December 31,
                                           ---------------------------
                                             1998                1997
                                             ----                ----
                                                  (In Thousands)
Total gross loans receivable at
  beginning of period. . . . . . .         $48,313             $43,834
                                           -------             -------
Loans originated:
 One- to four-family . . . . . . .          12,964               5,876
 Multi-family. . . . . . . . . . .             480               1,312
 Construction. . . . . . . . . . .           1,108               3,047
 Commercial. . . . . . . . . . . .           1,550                 134
 Consumer. . . . . . . . . . . . .           1,063               2,004
                                           -------             -------
   Total loans originated. . . . .          17,165              12,373

Loans sold:
 Whole loans . . . . . . . . . . .              --                  --
 Participations sold . . . . . . .              --                  --
   Total loans sold. . . . . . . .              --                  --

Loan principal repayments. . . . .         (15,245)             (7,894)
                                           -------             -------
Net loan activity. . . . . . . . .           1,920               4,479
                                           -------             -------
   Total gross loans receivable
    at end of period . . . . . . .         $50,233             $48,313
                                           =======             =======

     Loan Origination and Other Fees. The Bank charges loan origination fees, which are a percentage of the principal amount of the mortgage loan. The amount of fees charged by the Bank is generally up to 1% for mortgage loans and 2% for construction loans. The Bank generally does not charge fees for home equity loans. Current accounting standards require that origination fees received (net of certain loan origination costs) be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $306,000 in net deferred loan fees at December 31, 1998.

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

     At December 31, 1998 and 1997, the Bank did not have any nonaccrual loans, accruing loans contractually past due 90 days or more as to principal or interest payments, or troubled debt restructurings within the meaning of Statement of Financial Accounting Standards, ("SFAS") No. 15. Loans amounting to $1.1 million and $611,000 were past due, but still accruing at December 31, 1998 and 1997, respectively. The increase in delinquent loans is primarily related to two multi-family dwelling/commercial loans located in Park County. Management does not expect any significant loss from these delinquencies.

     Real Estate Owned. The Bank had no real estate acquired through foreclosure or in satisfaction of loans at December 31, 1998 or 1997.

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

     At December 31, 1998, the Bank had two substandard loans totaling $12,000 and at December 31, 1997 had two substandard loans totaling $80,000.

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

     At December 31, 1998, the Bank had an allowance for loan losses of $220,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations in accordance with generally accepted accounting principles, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will continue to be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                  Year Ended December 31,
                                                  -----------------------
                                                  1998              1997
                                                  ----              ----
                                                  (Dollars in Thousands)
Total loans outstanding before net items . . .   $50,233          $48,313

Allowance balance at beginning of year . . . .       200              200
                                                 -------          -------
Provision . . . . . . . . . . . . .  . . . . .
  One-to-four family . . . . . . . . . . . . .        20               19
  Consumer . . . . . . . . . . . . . . . . . .        --                1
                                                 -------          -------
Total. . . . . . . . . . . . . . . . . . . . .        20               20
                                                 -------          -------
Net charge-offs. . . . . . . . . . . . . . . .
  One-to-four family . . . . . . . . . . . . .        --              (19)
  Consumer . . . . . . . . . . . . . . . . . .        --               (1)
                                                 -------          -------
Total. . . . . . . . . . . . . . . . . . . . .        --              (20)
                                                 -------          -------
Allowance balance at end of year . . . . . . .   $   220          $   200
                                                 =======          =======
Allowance for loan losses as a percent
 of total loans outstanding. . . . . . . . . .      0.44%            0.41%

                                                 =======          =======

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

                                                At December 31,
                               -----------------------------------------------
                                      1998                          1997
                               --------------------       --------------------
                                      % of                      % of
                                      Loans                     Loans
                                      in Each                   in Each
                                      Category                  Category
                                      to Total                  to Total
                                Amount        Loans       Amount        Loans
                                ------        -----       ------        -----
                                            (Dollars in Thousands)

One- to four-family  . . . . .   $140         79.51%       $120        79.02%
Commercial real estate . . . .     40          4.43          40         2.28
Multi-family . . . . . . . . .     25          9.42          25         6.54
Construction . . . . . . . . .     --           .53          --         4.53
Consumer and share . . . . . .     15          6.11          15         7.63
                                 ----        ------        ----       ------
  Total allowance. . . . . . .   $220        100.00%       $200       100.00%
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

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 1998, the Bank's regulatory liquidity of 18.3% was significantly in excess of the 4% required by OTS regulations. The securities in the Bank's investment portfolio provide it with liquidity for funding loan originations and enables the Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Company's 1998 Annual Report to Stockholders incorporated herein by reference.

     The President of the Bank determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's policies generally limit investments to U.S. Government and agency securities and mortgage-backed securities issued and guaranteed by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and Government National Mortgage Association ("GNMA"). The Bank's policies provide that investment purchases be ratified at monthly Board of Directors meetings. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

     At December 31, 1998, the Bank's investment and mortgage-backed securities portfolio totaled $50.4 million and consisted principally of U.S. Government and agency obligations and U.S. Government and agency mortgage-backed securities. At December 31, 1998, the Bank had investment securities available-for-sale with an estimated market value of $5.0 million, which includes stock in the FHLMC and two mutual funds, the assets of which consisted of ARM loans and U.S. Government and agency securities. The FHLMC common stock at December 31, 1998 had an amortized cost of $55,000 and an estimated market value of $3.1 million. The market value of the FHLMC common stock has increased significantly since its purchase in the mid-1980's. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     U.S. Government and Agency Obligations. At December 31, 1998, the Bank's portfolio of U.S. Government and agency obligations had a carrying value of $1.5 million maturing in 2006. At December 31, 1998, the interest rates on these obligations ranged from 6.88% to 7.52%.

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Bank as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (iii) enable the Bank to use mortgage-backed securities as collateral for financing; and (iv) invest excess funds during periods of reduced loan demand. Included in the Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits ("REMICs"), which mature between 2008 and 2028 and have interest rates based primarily on the rate paid on U.S. Treasury securities and the COFI. At December 31, 1998, net mortgage-backed securities totaled $45.4 million, or 41.55%, of total assets. At December 31, 1998, $10.6 million of the mortgage-backed securities had adjustable rates of interest and $34.8 million had fixed rates. The mortgage-backed securities portfolio had coupon rates ranging from 6.01% to 12.5% and had a weighted average yield of 6.67% during the year ended December 31, 1998. At December 31, 1998, the amortized cost of the Bank's mortgage-backed securities held to maturity was $10.5 million.

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

     REMICs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Investment practices of the Bank prohibit the purchase of high risk REMICs. The Bank held REMICs with a net carrying value of $14.5 million at December 31, 1998. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At December 31, 1998, the Bank did not own any privately issued REMICs.

     Thrift Bulletin Number 52 ("TB-52"), the OTS Policy Statement on securities portfolio policies and unsuitable investment practices, requires that institutions classify mortgage derivative products acquired, including REMICs and certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At December 31, 1998, the Bank held $4.8 million securities that are identified under TB-52 as "high-risk mortgage securities." The Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

     Derivatives also include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments.

     Of the Bank's $45.4 million mortgage-backed securities portfolio at December 31, 1998, $9.3 million had contractual maturities within six years and $36.1 million had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     The following table sets forth information regarding the Bank's mortgage-backed securities (including REMICs) activity for the periods indicated.

                                               Year Ended December 31,
                                              -------------------------
                                                 1998            1997
                                                 ----            ----
                                                    (In Thousands)

 Beginning balance . . . . . . . . . . . . .   $47,641         $35,566
                                               -------         -------
 Mortgage-backed securities purchased. . . .    21,835          19,996

 Amortization of premiums and discounts            141             (15)
 Principal repayments and change in
  fair market value. . . . . . . . . . . . .   (24,248)         (7,906)
                                               -------         -------
    Ending balance . . . . . . . . . . . . .   $45,369         $47,641
                                               =======         =======

    The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                               At December 31,
                                  -------------------------------------------
                                        1998                   1997
                                  ------------------    ---------------------
                                            Percent                 Percent
                                  Amount    of Total    Amount      of Total
                                  ------    --------    ------      --------
                                           (Dollars in Thousands)
Mortgage-backed securities:
 REMIC . . . . . . . . . . . .    $14,549    32.07%     $12,956      27.19%
 GNMA. . . . . . . . . . . . .      6,862    15.13        5,302      11.13
 FNMA. . . . . . . . . . . . .     16,547    36.47       14,448      30.33
 FHLMC . . . . . . . . . . . .      7,411    16.33       14,935      31.35
                                  -------   ------      -------     ------
   Total . . . . . . . . . . .    $45,369   100.00%     $47,641     100.00%
                                  =======   ======      =======     ======

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities portfolio as of December 31, 1998:

                                  Contractual Maturities
                             Due in Year(s) Ended December 31,
                      ------------------------------------------------
                                                              2015
                                              2002    2005    and
                                              to      to      There-
                      1999    2000    2001    2004    2014    after   Total
                      ----    ----    ----    ----    ----    -----   -----
                                          (In Thousands)
Mortgage-backed
 securities. . . . . $1,777  $2,514  $1,663  $3,311  $9,947  $26,157  $45,369
                     ======  ======  ======  ======  ======  =======  =======

     The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock at the dates indicated.

                                                     At December 31,
                                                     ---------------
                                                     1998       1997
                                                     ----       ----
                                                      (In Thousands)
Investment securities held to maturity:
 U.S. Government securities. . . . . . . . . .      $   --    $    --
 U.S. agency securities. . . . . . . . . . . .          --      1,500
                                                    ------    -------
   Total held-to-maturity securities . . . . .       1,500
Securities available-for-sale(1 and 2) . . . .       4,995      7,911
Interest-bearing deposits. . . . . . . . . . .       3,061      1,825
FHLB stock . . . . . . . . . . . . . . . . . .       1,361      1,261
                                                    ------    -------
   Total . . . . . . . . . . . . . . . . . . .      $9,417    $12,497
                                                    ======    =======

(1)  Includes FHLMC common stock and mutual funds.
(2)  Excludes mortgaged-backed securities.


     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's available-for-sale investment securities portfolios as of December
31, 1998.

                                        More Than      More Than
                                        One to         Five to         More Than            Total
                     One Year or Less   Five Years     Ten Years       Ten Years    Investment Securities
                     ----------------  ------------- --------------  ------------   ---------------------
                      Carry-    Aver-  Carry- Aver-  Carry-   Aver-  Carry- Aver-   Carry- Aver-
                      ing       age    ing    age    ing      age    ing    age     ing    age     Market
                      Value     Yield  Value  Yield  Value    Yield  Value  Yield   Value  Yield   Value
                      -----     -----  -----  -----  -----    -----  -----  -----   -----  -----   -----
                                                        (Dollars in Thousands)
Securities available-
 for-sale. . . . . .  $3,459 (1)   --    --     --   $1,536   7.30%    --     --    $4,995  7.30%  $4,995
                      ========== ====  ====   ====   ======   ====   ====   ====    ======  ====   ======

(1) Consists of FHLMC common stock and mutual funds.

                                                         15

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1998, the Bank had $4.0 million in borrowings from the FHLB.

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

     The following table sets forth certain information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 1998.

Weighted
Average                                                             Per-
Inter-                                                              centage
est    Original      Checking and                Minimum            of Total
Rate   Term          Savings Deposits            Amount  Balance    Deposits
----   ----          ----------------            ------  -------    --------
                                                      (In Thousands)

2.38%  None          NOW accounts                 $200   $  9,954     14.99%
3.00   None          Regular savings                 5     13,929     20.97
3.25   None          Money market accounts       1,000      4,805      7.23

                     Certificates of deposit:
                     -----------------------
4.75   1-3 months    Fixed term, fixed rate        500        807      1.22
5.07   4-6 months    Fixed term, fixed rate        500      6,214      9.36
5.28   7-12 months   Fixed term, fixed rate        500     11,403     17.17
5.48  13-24 months   Fixed term, fixed rate        500      7,644     11.51
5.73  25-36 months   Fixed term, fixed rate        500      6,256      9.42
6.16  37-48 months   Fixed term, fixed rate        500        904      1.36
6.45  49-120 months  Fixed term, fixed rate        500      3,773      5.68
5.52  Various        Jumbo certificates        100,000        724      1.09
                                                          -------    ------
                                                           66,413    100.00%
         Accrued interest on deposits                          93    ======
                                                          -------
         Total                                            $66,506
                                                          =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

    Maturity Period                               Amount
    ---------------                               ------
                                              (In Thousands)

Three months or less . . . . . . . . . . .       $  849
Over three through six months. . . . . . .          540
Over six through 12 months . . . . . . . .          839
Over 12 months . . . . . . . . . . . . . .          617
                                                 ------
     Total . . . . . . . . . . . . . . . .       $2,845
                                                 ======
Time Deposits by Rates

     The following table sets forth the time deposits in the Bank classified by rates at December 31, 1998.

                                                  Amount
                                                  ------
                                              (In Thousands)

      3.00 - 5.00% . . . . . . . . . . . .      $ 7,016
      5.01 - 7.00% . . . . . . . . . . . .       29,331
   7.01 - 8.00%. . . . . . . . . . . . . .        1,378
                                                -------
Total. . . . . . . . . . . . . . . . . . .      $37,725
                                                =======

    The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                                 Amount Due
                                ----------------------------------------------
                                December  December  December  December
                                   31,       31,      31,       31,
                                  1999      2000     2001      2002    Total
                                  ----      ----     ----      ----    -----
                                                (In Thousands)

  Time deposits. . . . . . . . . $26,577   $7,649   $2,149    $1,350  $37,725
Accrued interest on              =======   ======   ======    ======
 certificate accounts. . . . . .                                           93
    Total. . . . . . . . . . . .                                      -------
                                                                      $37,818
                                                                      =======
Savings Activities

    The following table sets forth the deposit activities of the Bank for the periods indicated.

                                      Year Ended December 31,
                                    --------------------------
                                       1998            1997
                                       ----            ----
                                          (In Thousands)
Net decrease before interest
 credited. . . . . . . . . . . . .   $(3,405)       $(3,876)
Interest credited. . . . . . . . .     2,959          3,037
Net decrease in                      -------        -------
 deposits. . . . . . . . . . . . .   $  (446)       $  (839)
                                     =======        =======

Borrowings

     While savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to fund the purchase of investment and mortgage-backed securities. At December 31, 1998, the Bank was eligible to borrow up to approximately $22.0 million, and had borrowed $4.0 million.

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

                                               Year Ended December 31,
                                              -------------------------
                                               1998                1997
                                               ----                ----
                                                (Dollars in Thousands)

Short-term FHLB advances:
  Average balance outstanding. . . . . . .    $   333           $    --
  Maximum amount outstanding at any
    month-end during the period. . . . . .      2,000             1,000
  Weighted average interest rate
    during the period. . . . . . . . . . .       4.72%             5.78%
Total short-term borrowings at
  end of period. . . . . . . . . . . . . .      2,000                --

For complete information on all borrowings of the Company see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report incorporated herein by reference.

Subsidiary Activities

    Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporation, Dime Service Corporation, did not exceed these limits at December 31, 1998.

    Dime Service Corporation is a wholly owned subsidiary of the Bank. It was established in 1985 to purchase and operate an insurance agency business. In 1992 and 1993, Dime Service Corporation purchased the insurance business of two local insurance agencies. Dime Service Corporation presently engages in full service property and casualty insurance activities under the name "Dime Insurance Agency." At December 31, 1998, the Bank's investment in Dime Service Corporation was $417,000. Dime Service Corporation had total assets of approximately $535,000 at December 31, 1998, and net income of approximately $52,000 for the year ended December 31, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in Company's Annual Report incorporated herein by reference.

                                 REGULATION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act of 1933, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.

Federal Regulation of Savings Associations

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.4 million at December 31, 1998.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB-Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations. The Bank's accounts are insured by the SAIF up to the maximum extent permitted by law.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or
(iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     Under the Federal Deposit Insurance Act (FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

     At December 31, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, to establish standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings and (viii) compensation, fees and benefits
("Guidelines").   The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including Empire Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, Empire Federal met the test and its QTL percentage was 93.87%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and coverts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the Bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

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

     At December 31, 1998, Empire Federal's core capital of approximately $27.6 million, or 26.2% of adjusted total assets, was $24.4 million in excess of the OTS requirement of $3.2 million, or 3% of adjusted total assets. As of such date, the Bank's tangible capital of approximately $27.6 million, or 26.2% of adjusted total assets, was $26.0 million in excess of the OTS requirement of $1.6 million, or 1.5% of adjusted total assets. Finally, at December 31, 1998, the Bank had risk-based capital of approximately $29.2 million or 66.3% of total risk-weighted assets, which was $25.7 million in excess of the OTS risk-based capital requirement of $3.5 million or 8% of risk-weighted assets.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1998, the Bank's limit on loans to one borrower was $3.6 million. At December 31, 1998, the Bank's largest aggregate amount of loans to one borrower was $2.2 million, all of which were performing according to their original terms.

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

     Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At December 31, 1998, the Bank's post-1987 reserves were negligible. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank met the residential loan requirement for the taxable year ending December 31, 1998.

     Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At December 31, 1998, the Bank's total bad debt reserve for tax purposes was approximately $3.3 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

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

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1997, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

Competition

     The Bank operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks, thrift institutions and credit unions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources than the Bank at their disposal. At December 31, 1998, there were 22 commercial banks (including branch offices), two thrift institutions (in addition to the Bank) and two credit unions in Park, Gallatin and Sweet Grass Counties.
Particularly in times of high market interest rates, the Bank has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Bank competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Bank's future growth and earnings prospects.

Personnel

     As of December 31, 1998, the Bank had 36 full-time employees 13 of which are employed by Dime Service Corporation and five part-time employees, none of whom were represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

     The Bank has three offices.   The main office is located at 123 South
Main Street, Livingston, Montana 59047. The main office was opened in 1923 and the present square footage is approximately 15,000 feet. Beginning in September 1995, the Bank subleased part of this building to the Human Resource
Development Counsel, District IX.   The Bank purchased the building effective
July 1, 1998, which was approved by the OTS, for $750,000. The sellers accepted a 10-year 9% note as payment. The net book value of the property and equipment, including land previously owned, is $1,025,000.

     The Bank has branch offices located at 101 McLeod Street, Big Timber, Montana 59011 and at 5 West Mendenhall Street, Bozeman, Montana 59715. The Big Timber branch office consists of approximately 2,000 square feet, was opened in 1980 in connection with the merger of the Big Timber Building and Loan Association, and relocated to its current facility in 1984. At December 31, 1998, the net book value of the property and equipment was $215,000. The Bozeman branch office consists of approximately 7,000 square feet, was opened in 1958 in connection with the merger with Pioneer Building and Loan Association and relocated to its current facility in 1971. At December 31, 1998, the net book value of the property and equipment was $828,000. The net book value of the Bank's premises and equipment at December 31, 1998 was $2.1 million.

     The Bank's subsidiary, Dime Service Corporation, leases offices in Livingston and Big Timber, Montana. The Livingston office is 2,500 square feet and the Big Timber office is 365 square feet. There are no written lease agreements for these two offices.

Item 3.  Legal Proceedings
--------------------------

     From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business. At December 31, 1998, the Bank was not a party to any legal proceedings that management of the Bank believed would be materially adverse to the financial condition, results of operations, cash flows or capital ratios of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The information contained under the section captioned "Stock Market Information" in the Company's Annual Report is incorporated herein by reference.

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

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                                PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(b) of the Exchange Act
-------------------------------------------------

     The information contained under the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," "Proposal
I   Electing Directors" and "Compliance with Section 16(a) of the Exchange
Act" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by
          reference to the section captioned "Proposal I   Electing Directors"
          in the Proxy Statement.

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)  Exhibits

     3.1  Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)
     3.2  Bylaws of Empire Federal Bancorp, Inc. (1)
     10.1 Employment Agreement with Beverly D. Harris (3)
     10.2 Employment Agreement with William H. Ruegamer
     10.3 Employee Stock Ownership Plan (1)
     10.4 Management Recognition and Development Plan (2)
     10.5 Stock Option Plan (2)
     11 Statement regarding computation of earning per share (see Note 1 to the Notes to Consolidated Financial Statements in the Company's Annual Report)
     13   Annual Report to Stockholders for the year ended December 31, 1998
     21   Subsidiaries of the Registrant
     23   Consent of Independent Auditors
     27   Financial Data Schedule

--------------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form SB-1, File No. 333-12653.
(2) Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated March 16, 1998.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     (b)  Report on Form 8-K

          No Forms 8-K were filed during the quarter ended December 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EMPIRE FEDERAL BANCORP, INC.


Date:  March 26, 1999          By: s/s/ William H. Ruegamer
       --------------              ---------------------------------------
                                   William H. Ruegamer
                                   President and Chief
                                   Executive Officer
                                   (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: s/s William H. Ruegamer                            March 26, 1999
    ------------------------------------               --------------
    William H. Ruegamer
    President and Chief Executive Officer
   (Principal Executive Officer)

By: s/s Beverly D. Harris                              March 26, 1999
    ------------------------------------               --------------
    Beverly D. Harris
    Vice Chairman and Director

By: s/s Walter J. Peterson Jr.                         March 26, 1999
    ------------------------------------               --------------
    Walter J. Peterson Jr.
    Chairman of the Board

By: s/s John R. Boe                                    March 26, 1999
    ------------------------------------               --------------
    John R. Boe
    Director

By: s/s Edwin H. Doig                                  March 26, 1999
    ------------------------------------               --------------
    Edwin H. Doig
    Director

By: s/s Sanroe J. Kaisler Jr.                          March 26, 1999
    ------------------------------------               --------------
    Sanroe J. Kaisler Jr.
    Director

By: s/s Walter R. Sales                                March 26, 1999
    ------------------------------------               --------------
    Walter R. Sales
    Director

By: s/s Burton Wastcoat                                March 26, 1999
    ------------------------------------               --------------
    Burton Wastcoat
    Director

                               Exhibt 10-2

                           EMPLOYMENT AGREEMENT

     THIS AGREEMENT is dated January 6, 1999, by and between EMPIRE FEDERAL SAVINGS BANK (the "Savings Bank"); EMPIRE FEDERAL BANCORP, INC., a Delaware corporation (the "Company"); and WILLIAM H. RUEGAMER (the "Executive").

     WHEREAS, the Company and the Savings Bank wish to assure themselves of the services of Executive for the period provided in this Agreement; and

     WHEREAS, Executive is willing to serve in the employ of the Company and the Savings Bank on a full-time basis for said period;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   TERMS AND RESPONSIBILITIES.
     During the period of his employment hereunder, Executive agrees to serve as President and Chief Executive Officer of the Company and the Savings Bank. During said period, Executive also agrees to serve, if elected, as a director of the Company or any subsidiary or affiliate of the Company and the Savings Bank.

2.   TERMS AND DUTIES.
     (a) The term of this Agreement shall commence on January 1, 1999 (or such earlier date as may be decided by the parties) (the "effective date"), and shall continue for a period of thirty-six (36) full calendar months thereafter. The Board of Directors of the Savings Bank and the Company (the "Boards") and the Executive may extend this agreement for an additional term, at their pleasure.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder, including activities and services related to the organization, operation and management of the Company and the Savings Bank; provided, however, that, with the approval of the Boards, as evidenced by a resolution of such Boards, from time to time, Executive may serve or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Boards' judgment, will not present any conflict of interest with the Company or the Savings Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.
     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2 herein. The Company and the Savings Bank, collectively, shall pay Executive as compensation a salary of $115,000.00 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of
the Company and the Savings Bank.   In addition to the Base Salary provided in
Section 3(a), the Company and the Savings Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Company and the Savings Bank.

     (b) The Company and the Savings Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those provided to other senior executives to the Company and the Savings Bank. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefits plans including, but not limited to, pension plans, medical coverage, or any other employee benefit plan or arrangement made available by the Company and the

Savings Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which Executive is entitled under this Agreement, except as provided under Section 5(e).

     The Savings Bank shall also pay Executive $104,166.00 in compensation benefits in three annual installments of $34,722.00 each, due on the 1st day of June in each of the years 1999, 2000, and 2001. In the event Executive is terminated for cause, or in the event that Executive voluntarily resigns or fails to fulfill his duties under this Agreement, any unpaid compensation due under the terms of this paragraph shall be forfeited.

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the Company and the Savings Bank shall provide Executive with a Company and/or Savings Bank owned late-model vehicle and shall pay or reimburse Executive for all insurance, taxes, fuel, maintenance, and any other related expenses of said vehicle and for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and in such amounts as the Boards may from time to time determine.

     (d) In addition to the compensation set forth in subparagraphs (a), (b), and (c) above, the Company and the Savings Bank shall pay or reimburse Executive for all reasonable relocation expenses incurred by Executive moving his home and family from Billings, Montana, to Livingston, Montana, not to exceed the sum of $20,000.00.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.
     (a) Upon the occurrence of an Event of Termination (as herein defined) during Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Company and the Savings Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) Executive's resignation from the Company and the Savings Bank's employ, upon (A) unless consented to by Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above, (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, or (C) the liquidation or dissolution of the Company or the Savings Bank. Upon the occurrence of any event described in clauses (A), (B), or (C), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the Company and the Savings Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to Executive for the remaining term of the Agreement, provided, however, that if the Company or the Savings Bank are not in compliance with their minimum capital requirements or if such payments would cause the Company or the Savings Bank's capital to be reduced below their minimum capital requirements, such payments shall be deferred until such time as the Company and the Savings Bank are in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of Executive's Date of Termination), such payments and benefits shall be paid to executive in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the Company and the Savings Bank will cause to be continued medical coverage substantially identical to the coverage maintained by the Company and the Savings Bank for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.
     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Savings Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Savings Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person(as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as a result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation.

     (b) If any events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Savings Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this
Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Company or the Savings Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by Executive's termination of Employment, the Company and the Savings Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of Executive's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by Executive's termination of Employment, the Company or the Savings Bank will cause to be continued medical coverage substantially identical to the coverage maintained by the Company and the Savings Bank for Executive prior to his severance. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Savings Bank on his behalf, or pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Savings Bank or the Company on Executive's behalf to the extent that such benefits are not otherwise paid to Executive upon a Change in Control.

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

6.   TERMINATION FOR DISABILITY.
     (a) If during the term of this Agreement, the Executive becomes so disabled or incapacitated that he is unable to perform the duties of Chief Executive Officer and President, the Company or Savings Bank shall pay to him Sixty-five percent (65%) of the fixed salary specified above herein during the term of such disability or incapacity, but not beyond the terms of this agreement. In addition, the Company or the Savings Bank will cause to be continued medical coverage substantially identical to the coverage maintained by the Company and the Savings Bank prior to his disability, but not beyond the term of this Agreement.

     (b) The disability pay shall be reduced by the amount, if any, paid to Executive under any plan of the Company and the Savings Bank providing disability benefits to Executive.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.
     Termination by the Company and the Savings Bank of Executive based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established by Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Savings Bank or the Company and other plans to which Executive is a party. Upon the death of Executive during the term of this Agreement, the Company and the Savings Bank shall pay to Executive's estate the compensation due to Executive through the last day of the calendar month in which his death occurred.

8.   TERMINATION FOR CAUSE.
     (a)  Employer may terminate Executive's employment hereunder upon Ten
(10) days prior written notice, if due to Executive's personal dishonesty, misconduct, breach of fiduciary duty involving personal profit, willful violation of any law, rule or regulation (other than minor traffic violations or similar offenses) or final cease-and-desist order, material breach of any provision of this Agreement, or any other similar cause, including failure to perform duties in accordance with the instructions of the Company or its Board of Directors.

     (b) If Executive's employment is terminated pursuant to this paragraph, employer shall pay to Executive the compensation payable to Executive for the month in which such termination occurs, prorated to the day of termination, including accrued vacation, holiday, and other benefits described herein. After such payment is made, employer shall have no further financial obligation to Executive pursuant to this Agreement. Regardless of the effective date of termination of Executive's employment hereunder, employer may require Executive to quit employer's premises at any time following delivery of written notice of termination hereunder.

     (c) Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Savings Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause, pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.   REQUIRED PROVISIONS.
     (a) The Company and the Savings Bank may terminate Executive's employment at any time, but any termination by the Company and the Savings Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Company's or the Savings Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (G)(1)), the Company's and the Savings Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Company and the Savings Bank may, in their discretion, (i) pay Executive all or part of the compensation withheld while their contract obligations were suspended and (ii) reinstate (in whole or in part) any of their obligations that were suspended.

     (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Company's or the Savings Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of the Company and the Savings Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Company or the Savings Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Company and the Savings Bank); (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Company or the Savings Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Company or the Savings Bank or when the Company or the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to Executive pursuant to this Agreement or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.
     Any purported termination by the Company or the Savings Bank or by Executive shall be communicated by Notice of Termination to the other parties hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

11.  NON-COMPETITION.
     (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees to not compete with the Savings Bank and/or the Company for a period of one (1) year following such termination in the cities of Livingston, Bozeman, and Big Timber, Montana, or any other community in which the Savings Bank has established an office. Executive agrees that during such period and within said cities, Executive shall not work or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Savings Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Savings Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a), agree that in the event of any such breach by Executive, the Savings Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees, and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Savings Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Savings Bank and/or the Company from pursuing any other remedies available to the Savings Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Company and the Savings Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Company and the Savings Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Company or the Savings Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Company and the Savings Bank. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Company and the Savings Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Company and the Savings Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, or other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Company and the Savings Bank from pursuing any other remedies available to them for such breach or threatened breach, including the recovery of damages from Executive.

12.  NO ATTACHMENT.
     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrances, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Savings Bank, the Company, and their respective successors and assigns.

13.  MODIFICATION AND WAIVER.
     This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

14.  SEVERABILITY.
     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

15.  HEADINGS FOR REFERENCE ONLY.
     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

16.  GOVERNING LAW.
     This Agreement shall be governed by the laws of the State of Montana, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail. Venue for any dispute or controversy arising out of or in connection with this agreement shall be in Park County, Montana.

17.  INDEMNIFICATION.
     The Company and the Savings Bank shall provide Executive (including his heirs, executors and administrators) with coverage under the Bank's directors' and officers' liability insurance policy. The Savings Bank shall indemnify Executive in accordance with the Savings Bank's indemnification policy and federal regulations presently in effect or as hereinafter may be amended.

18.  SUCCESSOR TO THE SAVINGS BANK OR THE COMPANY.
     The Savings Bank and the Company shall require any successor assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank or the Company, expressly and unconditionally to assume and agree to perform the Savings Bank's and the Company's obligations under this Agreement, in the same manner and to the same extent that the Savings Bank and the Company would be required to perform if no such succession or assignment had taken place.

19.  DUPLICATE ORIGINALS.
     This Agreement shall be executed in duplicate, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the Savings Bank and Company hereto have caused this Agreement to be executed and their seals to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 6th day of January, 1999.

                                            "Savings Bank"

                                    EMPIRE FEDERAL SAVINGS BANK
ATTEST:
                               By:  s/s  Beverly D. Harris
                                    ----------------------------------
s/s Ann Worthington            Its  President
---------------------               ----------------------------------

                                              "Company"

                                    EMPIRE FEDERAL BANCORP, INC.
ATTEST:
                               By:  s/s Beverly D. Harris
                                    ----------------------------------
s/s Ann Worthington            Its          President
---------------------               ----------------------------------
          (SEAL)


                                             "Executive"
WITNESS:                            s/s  William H. Ruegamer
                                    ----------------------------------
s/s Joseph T. Swindlehurst          WILLIAM H. RUEGAMER
--------------------------

                                   Exhibit 13

                        Annual Report to Stockholders

                             1998 ANNUAL REPORT


                         EMPIRE FEDERAL BANCORP, INC.

                             TABLE OF CONTENTS
                                                                    Page
                                                                    ----

        Letter to Stockholders ...................................     1
        Selected Consolidated Financial Information...............     2
        Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............     5
        Independent Auditors' Report..............................    17
        Consolidated Financial Statements.........................    18
        Notes to Consolidated Financial Statements................    22
        Common Stock Information..................................    43
        Directors and Officers....................................    44
        Corporate Information.....................................    45

                                __________

BUSINESS OF THE COMPANY

     Empire Federal Bancorp, Inc. (the Corporation) is a savings and loan holding company headquartered in Livingston, Montana. Its principal subsidiary is Empire Federal Savings Bank (the Bank) (the Corporation and the Bank shall at times be referred to as the "Corporation") which operates three branches in south-central Montana. The Corporation was incorporated on September 20, 1996, for the purpose of becoming the holding company for the Bank, upon its conversion from a federal mutual savings and loan association to a federal stock association. As part of the conversion process the association's name was changed from "Empire Federal Savings and Loan Association" to "Empire Federal Savings Bank". The sale of stock by the Corporation was completed and the conversion process finished on January 23, 1997. The financial and other information contained in this Annual Report are presented as if the conversion had been completed on December 31, 1996. On December 31, 1998, the Corporation had total assets of $109.2 million, total deposits of $66.4 million, and stockholders' equity of $36.3 million. The Corporation's principal activity is holding the stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related notes, relates primarily to the Bank.

     The Bank was organized under the statutes of the State of Montana as Empire Federal Building and Loan Association ("the Association"), and was authorized to begin business on May 25, 1923. The Association was granted membership in the Federal Home Loan Bank System on March 3, 1933, and obtained insurance of accounts from the Federal Savings and Loan Insurance Corporation on August 12, 1937. At a meeting held August 11, 1952, members of the Association voted a name change to Empire Savings and Loan Association to keep in step with modern terminology for the business. On January 5, 1959, the Association merged with the Pioneer Building and Loan Association of Bozeman and continued the services of Pioneer to the Bozeman community. On June 25, 1970, the state-chartered Association converted to a federal charter and changed its name to Empire Federal Savings and Loan Association. On September 30, 1980, Empire Federal Savings merged with Big Timber Building and Loan Association and opened its doors to business in Big Timber.

     In 1985 the Bank formed a service corporation, Dime Service Corporation and purchased the book of insurance of United Agencies in Livingston, and began operation as Dime Insurance Agency, an independent insurance agency, with offices in Livingston, Bozeman and Big Timber, Montana.

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

                      [Empire Federal Bancorp Letterhead]


To Our Shareholders:

      1998 was a year of change for Empire Federal Bancorp, Inc. and its subsidiary, Empire Federal Savings Bank.

      Your companies lost a senior officer when Ernest A. Sandberg died of cancer on September 5. Mr. Sandberg was Secretary-Treasurer and Chief Financial Officer of Empire Federal Bancorp and Executive Vice-President at Empire Federal Savings Bank. He had been the chief lending officer of the bank since 1969, and his leadership has been sorely missed. Linda Alkire has replaced Mr. Sandberg as Chief Financial Officer of the Company and Ann Worthington is the Company's new secretary.

       Beverly D. Harris, who will be retiring during 1999, has assumed the position of Vice Chairman of both companies, while William H. Ruegamer has succeeded Mrs. Harris as President and Chief Executive Officer. Mr. Ruegamer brings over thirty years of community banking experience to his new position. His expertise will be invaluable to us as we work towards our goal of becoming a full service community bank before the end of 1999.

      We will continue to offer our traditional home mortgages, savings, and consumer checking accounts, while adding commercial and consumer products. Offering friendly, accurate and efficient service to our customers will remain our highest priority.

      Net income for 1998 was $1,245,000 as compared to $1,586,000 in 1997. Our return on average assets was 1.15%. The decline in net income is primarily due to the accelerated vesting of shares awarded under the Management Recognition and Development Plan to Mr. Sandberg's estate. Net income for the year would have been $1,515,000 had the accelerated vesting not occurred. Earnings per share were $.56 and cash dividends paid in 1998 were $732,000 or $.32 per share. During 1998, 369,698 shares of company common stock were repurchased for $5,311,000 at an average price of $14.37 per share. The company had regulatory approval to purchase another 221,132 shares of common stock during 1999, and this repurchase was completed as of March 5, 1999. In spite of the repurchase of $5.3 million in company stock, our assets remained relatively stable at $109.2 million. Much of the cost of the stock was offset by Federal Home Loan Bank advances of $4.0 million. Savings deposits decreased by $446,000.

      Loans outstanding increased by $3.8 million during 1998. We have no non-accrual loans, nor real estate acquired through foreclosure.

      At December 31, 1998, the Company's consolidated equity capital amounted to $36.3 million, or 33% of total assets which is significantly in excess of all regulatory requirements. Net book value per share on December 31, 1998, was $16.33.

      Our work on potential Y2K problems continued in 1998. We purchased and installed new teller equipment and software which has been tested for compliance. In addition we replaced our telephone system, and we continue to work with our third party vendors in assessing their readiness.

      We have a highly capable staff, excellent asset quality, along with experienced leadership, and a capital base which will allow us to expand our franchise and increase long term shareholder value. We look forward with confidence to the challenges and opportunities which lie ahead. Your continued support is greatly appreciated.

Sincerely,

/s/William H. Ruegamer                          /s/Beverly D. Harris
William H. Ruegamer                             Beverly D. Harris
President & CEO                                 Vice Chairman

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


                                                At December 31                   At June 30,
                                          --------------------------       -----------------------
                                          1998       1997       1996       1996     1995      1994
                                          ----       ----       ----       ----     ----      ----
                                                                   (In Thousands)

SELECTED FINANCIAL
 CONDITION DATA:

Total assets........................... $109,201   $109,801   $115,874   $86,810   $85,495    $86,143
Cash and interest-bearing deposits.....    5,154      2,904     30,990     2,499     2,196      2,098
Investment and mortgage-backed
 securities available-for-sale..........  39,866     36,496     13,768    13,877     1,192      1,081
Investment and mortgage-backed
 securities held-to-maturity............  10,498     20,556     26,188    25,196    39,441     38,805
Loans receivable, net...................  49,499     45,714     41,704    41,882    39,432     41,387
Deposits................................  66,413     66,859     67,698    68,548    67,064     68,336
Advances from FHLB......................   4,000         --         --     1,500     1,751      2,189
Total equity, substantially restricted..  36,301     40,598     39,610    15,876    15,500     14,475


                                                Year          Six Months
                                                Ended           Ended
                                             December 31,    December 31       Year Ended June 30,
                                            --------------       ----      ------------------------
                                            1998      1997       1996      1996      1995      1994
                                            ----      ----       ----      ----      ----      ----
                                                                  (In Thousands)
SELECTED OPERATING DATA:

Interest income.........................  $7,665     $7,709     $3,230    $6,304    $6,305     $6,272
Interest expense........................   3,036      3,118      1,626     3,310     2,938      2,641
                                          ------     ------     ------    ------    ------     ------
  Net interest income...................   4,629      4,591      1,604     2,994     3,367      3,631
Provision for loan losses...............      20         20         --        55        --         --
                                          ------     ------     ------    ------    ------     ------
  Net interest income after
   provision for loan losses............   4,609      4,571      1,604     2,939     3,367      3,631
                                          ------     ------     ------    ------    ------     ------
Non-interest income:
  Insurance commission income...........     624        652        336       688       691        589
  Customer service charges..............     216        188         86       145       130        149
Other income............................      32         19         17        45        36         37

                                          ------     ------     ------    ------    ------     ------
   Total non-interest income............     872        859        439       878       857        775

                                 (table continued on following page)

                                                     2

                                                Year          Six Months
                                                Ended           Ended
                                             December 31,        Dec.         Year Ended June 30,
                                            --------------       ----      ------------------------
                                            1998      1997       1996      1996      1995      1994
                                            ----      ----       ----      ----      ----      ----
                                                                  (In Thousands)
Non-interest expense:
  Compensation and benefits...............  2,156     1,621       807      1,615     1,542     1,385
  Occupancy and equipment.................    378       363       171        340       264       268
  Deposit insurance premiums .............     72        78        56        185       226       177
  SAIF special assessment.................     --        --       451         --        --        --
  Other general and administrative........    729       750       355        646       651       674
  Provision for losses on real
   estate owned...........................     --        --        --         --        --        --
                                           ------    ------    ------     ------    ------    ------
     Total non-interest expense...........  3,335     2,812     1,840      2,786     2,683     2,504
                                           ------    ------    ------     ------    ------    ------
    Income before income taxes............  2,146     2,618       203      1,031     1,541     1,902
Income tax expense........................    901     1,032        61        399       589       713
Income before cumulative effect of
 change in accounting principle...........  1,245     1,586       142        632       952     1,189
Cumulative effect of change in
 accounting for income taxes..............     --        --        --         --        --        56
                                           ------    ------    ------     ------    ------    ------
   Net income............................. $1,245    $1,586    $  142     $  632    $  952    $1,245
                                           ======    ======    ======     ======    ======    ======

                                            At or For the   At or For the
                                                Year          Six Months
                                                Ended           Ended            At or For the
                                             December 31,    December 31,      Year Ended June 30,
                                            --------------   ------------  ------------------------
                                            1998      1997       1996      1996      1995      1994
                                            ----      ----       ----      ----      ----      ----

SELECTED FINANCIAL RATIOS(1):
Performance Ratios:
Return on average assets (net income
 divided by average assets)(2)............   1.15%     1.43%     0.32%      0.72%     1.12%     1.47%
Return on average equity (net income
 divided by average equity)(2)............   3.26      3.95      1.74       3.99      6.33      9.13
Dividend payout ratio (dividends
 declared per share divided by net
 income per share)........................  57.14     33.58        --         --        --        --
Average interest-earning assets
 to average interest-bearing
 liabilities ............................. 154.90    155.55    121.86     119.33    118.48    117.34
Net interest income after provision
 for loan losses to total
 non-interest expense(2).................. 138.19    162.55     87.21     105.49    125.49    145.02
Interest rate spread......................   2.82      2.66      2.90       2.80      3.33      3.87
Net yield on average interest-earning
 assets...................................   4.40      4.28      3.72       3.57      3.97      4.43
Efficiency ratio (non-interest
 expense divided by the sum of net
interest income and non-interest
 income)(1)...............................  60.63    51.59      90.05      71.95     63.52     56.83

                      (table continued on, and footnotes on, following page)

                                            At or For the   At or For the
                                                Year          Six Months
                                                Ended           Ended            At or For the
                                             December 31,    December 31,      Year Ended June 30,
                                            --------------   ------------  ------------------------
                                            1998      1997       1996      1996      1995      1994
                                            ----      ----       ----      ----      ----      ----
Equity Ratios:
Average equity to average assets
 (average equity divided
 by average total assets)................   35.27    36.32      18.19      18.11     17.07     16.08
Equity to assets at year end.............   33.24    36.97      34.18      18.29     18.13     16.80

Asset Quality Ratios:
Non-performing assets to total assets....      --       --         --         --        --       0.02
Non-performing loans to total assets.....      --       --         --         --        --       0.02
Non-performing loans to net loans........      --       --         --         --        --       0.04
Allowance for loan losses, real estate
 owned and other repossessed assets to
 non-performing assets...................       *        *          *          *         *     966.67
Allowance for loan losses to total
 loans outstanding.......................    0.44     0.41       0.46       0.46      0.36       0.34


                                                  At
                                              December 31,   December 31,       At June 30,
                                            --------------   ------------  ------------------------
                                            1998      1997       1996      1996      1995      1994
                                            ----      ----       ----      ----      ----      ----


OTHER DATA:

Number of:
 Real estate loans outstanding............   702       714        731        744        765       824
 Deposit accounts.........................10,078    10,368     10,598     10,632     10,623    10,692
 Full-service offices.....................     3         3          3          3          3         3

*  Not meaningful.
(1)     Annualized, where appropriate, for the six months ended December 31, 1996.
(2)     Includes special SAIF assessment of $451,000 for the six months ended December 31, 1996.


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

     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income consists of service charges on checking and NOW accounts and other fees, and insurance commissions. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

     The Bank's strategy is to operate as a conservative, well-capitalized, profitable institution dedicated to offering a fully line of community banking services and to providing quality service to all customers. The Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios, (iii) emphasizing local loan originations, and (iv) emphasizing high-quality customer service with a competitive fee structure.

Year 2000 Issues

      As the Year 2000 approaches, significant concerns have been expressed regarding the ability of existing computer software programs and operating systems to function properly with respect to data containing dates in the Year 2000 and thereafter. Many existing application software products were designed to accommodate only a two digit year. The Bank's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 issues. Both the Bank and the Corporation are reliant on third-party vendors for most of their data processing needs as well as certain other significant functions and services.

      For nearly two years the Bank has been investigating and addressing potential Year 2000 problems. In the course of this process Empire has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-sourced services. The general plan for addressing Year 2000 problems has been established by Corporation management, and is currently on schedule with respect to implementation of that plan. As of December 31, 1998 all areas of potential impact directly addressable by the
Bank appear to be Year 2000 compliant.   Areas to be addressed by third-party
vendors have been represented as either fully compliant or on schedule for full compliance. The Corporation's plan for full Year 2000 compliance, including a comprehensive second round of testing of third-party provided data systems, is scheduled to be complete by April 15, 1999. The first round of testing, focusing on critical operational systems, occurred in mid-November 1998 and was successful.

      The primary negative impact of the potential Year 2000 problem existed in the Bank's Olivetti-America 8-window teller hardware/software system previously used in all three offices. This system had known Year 2000 problems as well as other inadequacies relevant to current needs on the working teller line. During December 1998 the Bank replaced the existing teller system with a PC-based teller system working internally at each office with a Local Area Network (LAN) and tied together to the central office and our primary servicer by a Wide Area Network (WAN). This conversion solved the potential Year 2000 problem in the teller system, and also positioned the Bank to take maximum advantage of current technology in banking as it enters the 21st Century. The cost of conversion and re-training and implementation of the new PC-based system is approximately $225,000. Most of the estimated cost will be for the new teller system and will be depreciated over five years.

      Because the Bank's operations are dependent on its computer systems and those of third parties, the failure of these systems to be Year 2000 compliant could cause substantial disruption of the Bank's business and could have a material adverse financial impact. Factors that might have material adverse effects include, but are not limited to: (1) loss of customers to other financial institutions, resulting in a loss of revenue, if the Bank's third party vendors are unable to properly process customer transactions; (2) the failure of governmental agencies such as the Federal Home Loan Bank of Seattle to provide funds to the Bank which could impair the Bank's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances could result in the Bank experiencing deposit outflows prior to December 31, 1999; and (4) increased personnel costs could be incurred if additional staff is required to manually perform functions that inoperative systems would have otherwise performed. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the bank's future results of operations and financial condition. Because substantially all of the Bank's loan portfolio consists of loans to individuals rather than to commercial enterprises, management believes that Year 2000 issues will not impair the ability of the Bank's borrowers to repay their debt.

      While the Corporation currently has no reason to believe that the cost of addressing such issues will materially affect Bank's products, services or ability to compete effectively, no assurance can be made that the Corporation or the third-party vendors on which is relies will become Year 2000 compliant in a successful and timely fashion. Nevertheless, the Corporation does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolutions of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future financial condition.

Financial Condition

     Consolidated assets decreased by approximately $600,000, or 0.5%, from $109.8 million at December 31, 1997, to $109.2 million at December 31, 1998.

     The consolidated balance sheet was not materially affected by market conditions between December 31, 1997, and December 31, 1998. Net maturities and payments of $10.1 million reduced investment and mortgage-backed held-to-maturity securities from $20.6 million at December 31, 1997, to $10.5 million at December 31, 1998. Net loans increased $3.8 million, or 8.3% of which $3.2 million consisted primarily of permanent and construction loans of 1-4 dwelling units and multi-family units.

     Deposits decreased by $446,000 or 0.7% to $66.4 million at December 31, 1998, from $66.9 million at December 31, 1997.

     Stockholders' equity decreased from $40.6 million at December 31, 1997, to $36.3 million at December 31, 1998. The change is the result of net income of $1.2 million, the release of ESOP shares in the amount of $212,000 and an increase of $628,000 related to the increase in market value of securities available-for-sale. In addition, during fiscal 1998 the Management Recognition and Development Plan ("MRDP") purchased, through a trust funded by the Company, 53,684 additional shares of Company shares for a total cost of $927,000. In addition, 35,425 shares of MRDP vested and unearned MRDP compensation was reduced by $589,000. Stockholders' equity was also decreased by the payments of $732,000 in dividends. During the year ended December 31, 1998, the Company repurchased 369,698 shares of its common stock in the open market for an average price of $14.37 per share for a total of $5.3 million.

Asset Quality

     At December 31, 1998, the Bank did not have any nonaccrual loans or troubled debt restructuring. At December 31, 1998, Empire had ten loans that were delinquent over 30 days amounting to $1.1 million of which two loans amounting to $12,000 were delinquent over 90 days. The Bank had no real estate acquired through foreclosure at December 31, 1998.

Results of Operations

     The operating results of the Bank depend primarily on its net interest income. The Bank's net interest income is determined by its interest rate spread, which is the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest- earning assets and interest-bearing liabilities. The Bank's net earnings are also affected by the establishment of provisions for loan losses and the level of its other non-interest income, including insurance commission income and deposit service charges, as well as its other expenses and income tax provisions.

Comparison of Results of Operations for the Year Ended December 31, 1998 and
1997

      Net Income. Net income was $1.2 million for the year ended December 31, 1998, as compared to $1.6 million for the same period in 1997. The $341,000 decline in net income is caused primarily by the accelerated vesting of shares awarded under the Management Recognition and Development Plan ("MRDP"). Under the terms of the MRDP, shares awarded are vested and amortized to expense over a 60-month period; however, upon the death of a participant, the vesting is accelerated. On September 5, 1998, the Chief Financial Officer of the Company passed away, and 25,921 shares were released to the officer's estate. The accelerated vesting of deferred compensation amounted to $395,000 which was charged to compensation expense in September 1998. Net income for the year ending December 31, 1998, would have been $1.5 million if the accelerated vesting would not have occurred.

      Interest Income. Total interest income increased by $43,000, or 0.6%, for the year ended December 31, 1998, as compared to the same period in 1997. The increase in interest on mortgage loans of $355,000 was attributable to the increase in the average balance of loans outstanding from $44.1 million for the year ended December 31, 1997, to $48.7 million for the year ended December 31, 1998. This increase in volume was partially offset by a decrease in the average yield from 8.44% for the year ended December 31, 1997, to 8.37% for the same period in 1998. Interest on mortgage-backed securities increased $78,000 from $2.9 million for the year ended December 31, 1997, to $3.0 million for the comparable period in

1998 as a result of an increase in average outstanding mortgage-backed securities of $721,000 and an increase in the average yield from 6.57% to 6.64%. Offsetting these increases were decreases in interest on investment securities and other interest of $269,000 and $207,000 respectively. These decreases are the result of the reinvestment of maturing securities and interest bearing deposits in mortgage loans and mortgage-backed securities, as previously noted.

      Interest Expense. Total interest expense decreased by $82,000 for the year ended December 31, 1998, as compared to the same period in 1997. The decrease was the result of a $80,000 decrease in interest on deposits and a $2,000 decrease in other interest expense.

      Average deposits for the year ended December 31, 1998, amounted to $66.5 million as compared to $67.3 million for the same period in 1997. The decline in deposit interest is the result of this decline in average outstanding deposits for the year ended December 31, 1998, and a reduction in the average cost of deposits from 4.49% to 4.42% for the year ended December 31, 1997, as compared to the same period for 1998.

      Other interest expense of $98,000 for the year ended December 31, 1997, related primarily to the interest paid for stock over-subscription on the stock issuance date of January 23, 1997. Interest expense of $96,000 for the comparable period in 1998 is related to the debt associated with the purchase of the main office building and FHLB borrowings.

      Provision for Loan Losses. The provision for loan losses was approximately $20,000 for the years ended December 31, 1998 and 1997. At the end of both years, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .44% at December 31, 1998, and .41% at December 31, 1997. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

      Non-Interest Income. Non-interest income increased $13,000 for the year ended December 31, 1998, as compared to the same period in 1997 primarily as the result of a $41,000 increase in customer service charges and other non-interest income, offset by a decrease in commissions and profit sharing contingencies from insurance companies of $28,000.

      Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $624,000 and $652,000 were received for the years ended December 31, 1998, and 1997, respectively. The decrease in commission income resulted primarily from decreases in premiums and commissions from key companies represented by Dime.

      Non-Interest Expense. Total non-interest expense increased $524,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. This increase was largely the result of an increase in compensation and benefits of $535,000, or 33.01% from $1.6 million for the year ended December 31, 1997, to $2.2 million for the comparable period in 1998. The primary cause of this increase is the previously discussed accelerated vesting of 25,921 shares of the MRDP as the result of the death of the Chief Financial Officer of the Company. The accelerated vesting of deferred compensation resulted in a $395,000 charge to compensation expense in September 1998. In addition, vested shares of the

MRDP resulted in a charge of $194,000 for the year ended December 31, 1998. The MRDP became effective in January 1998.

      Income Taxes. Income taxes decreased $130,000 from the year ended December 31, 1997, as compared to the same period in 1998 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 42.01% and 39.43% for the years ended December 31, 1998 and 1997, respectively. The increase in the 1998 federal and state tax rate is the result of a portion of the MRDP charge for the year ended December 31, 1998 not being deductible.

Comparison of Results of Operations for the Year Ended December 31, 1997 and
1996

      Net Income. Net income increased by $1.1 million, or 223.81%, to $1.6 million for the year ended December 31, 1997, from $490,000 for the same period in 1996 This increase can be attributed to several factors: In September 1996 the FDIC imposed a special assessment intended to recapitalize the SAIF, which lowered 1996 income. The Bank's assessment was $451,000 on a pre-tax basis ($268,000 on an after-tax basis). In addition, interest income increased by $1.3 million for the year ended December 31, 1997 as compared to the same period in 1996 from the investment of approximately $23.1 million in net proceeds from the sale of stock, and an increase in net loans of $4.0 million. Net income for the year ended December 31, 1997, also increased because of the reduced cost of interest-bearing deposits and a reduction in deposit insurance premiums.

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

      . Other non-interest expense increased $94,000, or 16.98%, from the year ended December 31,1996, to the same period in 1997. The increase includes a $28,000 increase in accounting expense caused by the additional audit required for the change in fiscal year, increased advertising and stationery costs of $23,000 and investor relations and legal costs of $78,000 associated with being a public company. Dime Insurance expenses declined approximately $20,000 in 1997, partially offsetting the increase.

      Income Taxes. Income taxes increased $716,000 from the year period ended December 31, 1996, as compared to the same period in 1997 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 39.43% and 39.20% for the year ended December 31, 1997, and 1996, respectively.


     The following tables set forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented.  Average balances for 1997 are derived from month-end balances.  Management does not believe that the use of month-end balances for 1997 instead of daily balances has caused any material difference in the information presented.
                                                                      Year Ended
                                At December 31,                       December 31,
                                -------------- --------------------------------------------------------
                                    1998                   1998                          1997
                                -------------- --------------------------     -------------------------
                                    Yield/     Average             Yield/     Average             Yield/
                                     Cost      Balance   Interest   Cost      Balance   Interest   Cost
                                     ----      -------   --------   ----      -------   --------   ----
                                                 (Dollars in Thousands)
Interest-earning assets:
 Loans receivable.................  7.96%     $ 48,699    $4,077    8.37%    $ 44,120    $3,722    8.44%
 Mortgage-backed securities.......  6.65        45,501     3,019    6.64       44,780     2,942    6.57
 Investment securities............  3.25(4)      6,643       323    4.86       10,444       592    5.67
 Other interest-earning assets(1).  5.63         4,271       246    5.76        7,806       453    5.80
                                    ----      --------    ------    ----     --------    ------    ----
   Total interest-earning assets..  7.07       105,114     7,665    7.29      107,150     7,709    7.19
Non-interest-earning assets.......               3,124                          3,394
                                              --------                       --------
 Total assets.....................            $108,238                       $110,544
                                              ========                       ========
Interest-bearing liabilities:
 NOW accounts.....................  2.29         9,632       227    2.36       10,356       262    2.53
 Money market accounts............  3.25         5,034       168    3.35        4,681       169    3.61
 Regular savings..................  3.00        13,956       436    3.12       13,790       452    3.28
 Certificates of deposit..........  5.49        37,846     2,109    5.57       38,477     2,138    5.56
                                    ----      --------    ------    ----     --------    ------    ----
   Total deposits.................  4.33        66,468     2,940    4.42       67,304     3,021    4.49
 Other liabilities................  5.56         1,393        96    6.87        1,579        97    6.14
                                    ----      --------    ------    ----     --------    ------    ----
    Total interest-bearing
      liabilities.................  4.41        67,861     3,036    4.47       68,883     3,118    4.53
                                    ----                            ----                           ----
Non-interest-bearing liabilities..               2,202                          1,376
                                              --------                       --------
Total liabilities.................              70,063                         70,259
Retained earnings.................              38,175                         40,285
                                              --------                       --------
Total liabilities and retained
  earnings........................            $108,238                       $110,544
                                              ========                       ========
 Net interest income..............                        $4,629                         $4,591
                                                          ======                         ======
 Interest rate spread(2)..........  2.66%                           2.82%                         2.66%
                                    ====                            ====                          ====
 Net yield on interest-earning
   assets(3)......................                                  4.40%                         4.28%
                                                                    ====                          ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..............                                154.90%                       155.55%
                                                                  ======                        ======

(1)    Includes interest-bearing deposits in other financial institutions and dividends on FHLB stock.
(2)    Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)    Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4)    Includes $3.1 million of FHLMC stock with dividend rate of 1%  per annum.


Rate/Volume Analysis

      The following table sets forth the effects of changing rates and volumes on net interest income of the  Bank.  Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change (the sum of the prior columns).

                                                                        Year Ended
                                  Year Ended December 31,        December 31, 1997 Compared
                                  1998, Compared to Year              to Year Ended
                                  Ended December 31, 1997           December 31, 1996
                                    Increase (Decrease)             Increase (Decrease)
                                           Due to                         Due to
                                --------------------------    ------------------------------
                                                Rate/                           Rate/
                                Volume   Rate  Volume  Net     Volume    Rate  Volume    Net
                                ------   ----  ------  ---     ------    ----  ------    ---
                                                   (In Thousands)
Interest-earning assets:
 Loans receivable...............$  386  $ (29) $  (2) $ 355    $   206  $ (46) $  (4)  $  156
 Mortgage-backed securities.....    47     29      1     77        614    (82)   (20)     512
 Investment securities..........  (346)   184   (107)  (269)       299     40     64      403
 Other interest-earning assets..  (202)   ( 8)     3   (207)       316    (36)   (60)     220
                                ------  -----  -----   ----     ------  -----   ----   ------
    Total interest-earning
       assets...................  (115)   176   (105)    44      1,435   (124)   (20)   1,291
                                ------  -----  -----   ----     ------  -----   ----   ------
Interest expense:
 Deposits.......................  ( 38)   (44)     1   ( 81)      (101)   (82)    (2)    (185)
 Other liabilities..............   (11)    12     (2)    (1)        42      1      1      (44)
                                ------  -----  -----   ----     ------  -----   ----   ------
    Total interest-bearing
      liabilities...............   (49)   (32)    (1)   (82)       (59)   (81)    (1)    (141)
                                ------  -----  -----   ----     ------  -----   ----   ------
Net change in net interest
 income.........................$  (66) $ 208  $(104)  $ 38     $1,494  $ (43)  $(19)  $1,432
                                ======  =====  =====   ====     ======  =====   ====   ======

                                                                     13
PAGE

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

      The Bank has perceived its market niche to be that of a traditional thrift lender that originates fixed rate residential loans for its portfolio and purchases fixed rate U.S. Government and agency investment securities and mortgage-backed securities to supplement its lending activities. The Bank uses its capital position to absorb the adverse consequences of the increased interest rate risk associated with this strategy. As an integral part of this strategy, the Bank has historically concentrated its lending activity on the origination of long-term, fixed-rate, residential one- to four-family mortgage loans and commercial real estate and multi-family loans. As of December 31, 1998, 94.1% of the Bank's total loans, were fixed rate loans and 79.0% of its investments and mortgage-backed securities had fixed interest rates.

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

Interest Rate Sensitivity of Net Portfolio Value

      The following table is provided to the Bank by the OTS and illustrates the change in net portfolio value at December 31, 1998 based on OTS assumptions. No effect has been given to any steps that management of the Bank may take to counter the effect of the interest rate movements presented in the table.

                                                 Net Portfolio as %
      Basis                                     of  Portfolio Value
   Point ("bp")        Net Portfolio Value         of Assets
    Change     ----------------------------   ---------------------
   in Rates    $ Amount  $ Change  % Change   NPV Ratio     Change
   --------    --------  --------  --------   ---------     ------
                          (Dollars in Thousands)

    400  bp    $24,105   $ (8,435)   (26)%      24.07%      (527) bp
    300  bp     26,672     (5,869)   (18)%      25.82       (351) bp
    200  bp     28,837     (3,703)   (11)%      27.20       (213) bp
    100  bp     30,944     (1,597)   ( 5)%      28.46        (87) bp
      0         33,540                          29.33
   (100) bp     32,683        143      0%       29.25         (8) bp
   (200) bp     32,686        145      0%       29.08        (26) bp
   (300) bp     33,117        577      2%       29.17        (17) bp
   (400) bp     33,131        591      2%       28.99        (34) bp

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

     The following table is provided by the OTS and is based on the calculations in the previous table.

                                                   December 31, December 31,
                                                       1998        1997
                                                       ----        ----
RISK MEASURES:  200 BP RATE SHOCK
Pre-Shock NPV Ratio:  NPV as % of PV of Assets .....  29.33%      27.44%
Exposure Measure:  Post-Shock NPV Ratio.............  27.20       24.91
Sensitivity Measure:  Change in NPV Ratio...........  213 bp      254 bp

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

     The primary investing activity of the Bank has been the origination of one- to four-family mortgage loans. During the year ended December 31, 1998, the Bank originated mortgage loans in the amounts of $17.2 million. During this period, the Bank purchased mortgage-backed securities of $21.8 million. The Bank also invests in investment grade federal agency securities.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the year ended December 31, 1998 and 1997, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals.

     The Bank uses cash flows generated from operating, investing and financing activities to meet its liquidity requirements. See Consolidated Statements of Cash Flows included as part of the Consolidated Financial Statements.

     Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Bank. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Bank has had limited success in lengthening the maturity of its certificate of deposit portfolio. At December 31, 1998, certificates of deposit amounted to $37.7 million, or 56.8% of total deposits, including $11.1 million which were scheduled to mature in more than one year after December 31, 1998. At December 31, 1998, $26.6 million of certificates of deposit were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of maturing deposits. Management of the Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB-Seattle advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The OTS recently eliminated short term ratios. The Bank's liquidity ratio at December 31, 1998, was 18.32%. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 1998, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 26.2%, 26.2% and 66.3%, respectively. For a detailed discussion of regulatory capital requirements and a numerical presentation of the Bank's capital levels relative to regulatory requirements, see Note 13 of Notes to the Consolidated Financial Statements.

Impact of New Accounting Pronouncements and Regulatory Policies

     In June 1998, the Statement of Financial Account Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific accounting criteria are met. Management of the Company is currently assessing the affect, if any, on the financial statements of implementing SFAS No. 133. The Company will be required to adopt the standard on January 1, 2000.

Effect of Inflation and Changing Prices

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                          [Letterhead of KPMG]


                      Independent Auditors' Report

The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

 Billings, Montana
 February 17, 1999

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets

                                                         December 31,
                                             -------------------------------
          Assets                                   1998              1997
          ------                             ------------        -----------

Cash and due from banks                      $  2,092,487           1,078,823
Interest-bearing deposits                       3,061,310           1,825,208
                                              -----------         -----------
   Cash and cash equivalents                    5,153,797           2,904,031

Investment and mortgage-backed securities      39,865,809          36,495,581
Investment and mortgage-backed securities
 held-to-maturity (estimated market value
 of $10,582,975 and $20,802,359 at
 December 31, 1998 and 1997, respectively)     10,497,993          20,556,279
Loans receivable, net                          49,499,156          45,713,508
Stock in Federal Home Loan Bank of Seattle,     1,360,600           1,261,100
Accrued interest receivable                       353,145             427,496
Income tax receivable                              46,899                  --
Premises and equipment, net                     2,140,807           2,051,238
Prepaid expenses and other assets                 282,965             391,670
                                              -----------         -----------
   Total assets                              $109,201,171         109,800,903
                                              ===========         ===========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposits                                     $66,412,597          66,859,092
 Advances from Federal Home Loan Bank           4,000,000                  --
 Note payable                                     647,443             698,136
 Advances from borrowers for taxes and insurance  232,492             208,258
 Accrued expenses and other liabilities           291,260             451,362
 Income taxes payable                                  --              63,243
 Deferred income taxes                          1,316,255             922,424
                                              -----------         -----------
   Total liabilities                           72,900,047          69,202,515
                                              -----------         -----------
Stockholders' equity:
 Preferred stock, par value $.01 per share,
 250,000 shares authorized, none issued
 and outstanding                                       --                  --
 Common stock, par value $.01 per share,
 4,000,000 shares authorized, 2,592,100 issued     25,921              25,921
 Additional paid-in capital                    25,277,770          25,208,225
 Unearned ESOP and MRDP compensation           (2,501,054)         (1,935,430)
 MRDP shares acquired                            (432,215)           (801,875)
 Retained earnings, substantially restricted   17,327,635          16,815,367
 Treasury shares acquired, at cost, 369,698    (5,310,819)                 --
 Accumulated other comprehensive income         1,913,886           1,286,180
                                              -----------         -----------
   Total stockholders' equity                  36,301,124          40,598,388
                                              -----------         -----------
Commitments and contingencies

   Total liabilities and stockholders'equity $109,201,171         109,800,903
                                              ===========         ===========

See accompanying notes to consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Income

                                                     Years Ended December 31,
                                                         1998          1997
Interest income:                                     -----------   ----------
 Loans receivable                                   $  4,077,146    3,721,737
 Mortgage-backed securities                            3,019,006    2,941,460
 Investment securities                                   323,107      591,839
 Other                                                   246,146      453,697
                                                     -----------   ----------
  Total interest income                                7,665,405    7,708,733
                                                     -----------   ----------
Interest expense:
 Passbook accounts                                       434,527      451,004
 NOW accounts                                            395,654      430,904
 Certificates of deposit                               2,110,278    2,138,715
 Advances from Federal Home Loan Bank                     34,413        2,268
 Note payable and other                                   61,312       95,306
                                                      ----------    ---------
  Total interest expense                               3,036,184    3,118,197
                                                      ----------    ---------
  Net interest income                                  4,629,221    4,590,536

Provision for loan losses                                 20,000       20,306
                                                      ----------    ---------
  Net interest income after provision for loan
   losses                                              4,609,221    4,570,230

Non-interest income:
 Insurance commission income                             624,238      651,913
 Customer service charges                                216,050      187,728
 Other                                                    32,093       19,355
                                                      ----------    ---------
  Total non-interest income                              872,381      858,996

Non-interest expense:
 Compensation and benefits                             2,155,606    1,620,664
 Occupancy and equipment                                 378,490      362,942
 Deposit insurance premiums                               71,917       78,338
 Data processing services                                107,082      102,384
 Other                                                   622,386      647,297
                                                      ----------    ---------
  Total non-interest expense                           3,335,481    2,811,625
                                                      ----------    ---------
  Income before income taxes                           2,146,121    2,617,601

Income taxes                                             901,523    1,032,000
                                                      ----------    ---------
  Net income                                          $1,244,598    1,585,601
                                                      ==========    =========
Basic earnings per share                              $      .56          .67
                                                      ==========    =========
Diluted earnings per share                            $      .56          .67
                                                      ==========    =========
See accompanying notes to consolidated financial statements.


                         EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity and Comprehensive Income
                            Years Ended December 31, 1998 and 1997


                                                                                       Accumu-
                                        Unearned                                       lated
                                         ESOP                                          other      Total
                             Additional  and MRDP    MRDP                  Treasury    compre-    stock-
                      Common  paid-in    compen-     shares     Retained    shares     hensive   holders'
                       stock  capital    sation     acquired    earnings    acquired   income     equity
                      ------ ---------- ---------- ----------- ----------  --------  --------  ----------
Balances at
 December 31, 1996   $25,921 25,142,356 (2,073,680)     --      15,762,582       --    752,458 39,609,637

Repurchase of
 50,000 common
 shares for MRDP          --        --          --   (801,875)          --       --         --  (801,875)

ESOP shares
 committed to
 be released              --     65,869    138,250       --             --       --         --    204,119

Comprehensive income:
 Net income               --        --          --       --      1,585,601       --         --  1,585,601
 Increase in unrealized
 gain on securities       --        --          --       --             --       --    533,722    533,722
  Comprehensive income, net                                                                     ---------
                                                                                                2,119,323

Cash dividends declared
 ($.225 per share)        --        --          --       --       (532,816)      --         --  (532,816)
                      ------ ----------  ---------    --------- ---------- --------- ---------  ---------
Balances
at December 31, 1997  25,921 25,208,225 (1,935,430)   (801,875) 16,815,367       --  1,286,180 40,598,388

Repurchase of 53,684
 common shares for MRDP   --        --          --    (926,976)       --         --         --  (926,976)

Repurchase of 369,698
 shares of common stock   --        --          --        --          --  (5,310,819)       --(5,310,819)

ESOP shares committed
 to be released           --     73,371     138,240       --          --         --         --    211,611

Grant of 77,763
 MRDP shares              --     (3,826) (1,292,810) 1,296,636        --         --         --         --


MRDP shares vested        --         --     588,946       --          --         --         --    588,946

Comprehensive income:
 Net income               --         --          --       --   1,244,598         --         --  1,244,598
 Increase in unrealized
 gain on securities       --         --          --       --          --         --    627,706    627,706
  Comprehensive income, net                                                                    ----------
                                                                                                1,872,304
Cash dividends declared
 ($.32 per share)         --         --          --       --    (732,330)        --         --  (732,330)
                      ------ ---------- ----------- --------- ---------- ----------- --------- ----------
Balances at
 December 31, 1998   $25,921 25,277,770 (2,501,054) (432,215) 17,327,635 (5,310,819) 1,913,886 36,301,124
                      ====== ========== =========== ========= ========== =========== ========= ==========

See accompanying notes to consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                     Years Ended December 31,
                                                   -------------------------
                                                      1998              1997
                                                   ----------     ----------
Cash flows from operating activities:
 Net income                                       $ 1,244,598         585,601
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                           20,000          20,306
   Depreciation                                       188,918         169,640
   Loss on retirement of premises and
     equipment, net                                     9,100              --
   Amortization of premiums and discounts on
     loans and mortgage-backed securities, net       (141,612)         16,395
   Stock dividends reinvested in Federal Home
     Loan Bank stock                                  (99,500)        (92,300)
   ESOP shares committed to be released               211,611         204,119
   MRDP compensation expense                          588,946              --
   Decrease (increase) in accrued interest
     receivable                                        74,351         (96,569)
   Decrease (increase) in prepaid expenses and
     other assets                                     108,705         (27,819)
   Decrease in accrued expenses and other
     liabilities                                     (160,102)        (19,432)
   Increase (decrease) in income taxes               (110,142)        103,243
   Increase (decrease) in deferred income taxes        (7,488)         50,716
                                                    ---------       ---------
     Net cash provided by operating activities      1,927,385       1,913,900
                                                    ---------       ---------
Cash flows from investing activities:
 Net change in loans receivable                    (3,805,089)     (4,030,224)
 Purchases of mortgage-backed securities
   available-for-sale                             (21,835,449)    (19,996,123)
 Purchases of investment securities available
   -for-sale                                         (510,528)    (10,866,995)
 Proceeds from maturities or called investment
   securities:
    Available-for-sale                              4,500,000       5,390,000
    Held-to-maturity                                1,500,000       1,200,000
 Principal payments on mortgage-backed
   securities:
    Held-to-maturity                                8,556,313       4,421,975
    Available-for-sale                             15,647,800       3,709,339
 Purchases of premises and equipment                 (287,587)       (149,238)
                                                   ----------     -----------
     Net cash provided by (used in) investing
      activities                                    3,765,460     (20,321,266)
                                                   ----------     -----------
Cash flows from financing activities:
 Net change in deposits                              (446,495)       (838,774)
 Proceeds from advances from Federal Home
   Loan Bank                                        5,250,000       1,300,000
 Repayment of advances from Federal Home
   Loan Bank                                       (1,250,000)     (1,300,000)
 Payments on note payable                             (50,693)        (51,864)
 Net change in advances from borrowers for taxes
  and insurance                                        24,234          38,386
 Repayment of stock over subscription                      --      (6,987,070)
 Payments of dividends                               (732,330)       (532,816)
 Decrease in accrued offering costs                        --        (504,145)
 Purchase of stock for MRDP                          (926,976)       (801,875)
 Purchase of treasury stock                        (5,310,819)             --
                                                 ------------      -----------
     Net cash used in financing activities         (3,443,079)     (9,678,158)
                                                 ------------      -----------
Net increase (decrease) in cash and cash
  equivalents                                       2,249,766     (28,085,524)

Cash and cash equivalents, beginning of year        2,904,031      30,989,555
                                                  -----------     -----------
Cash and cash equivalents, end of year             $5,153,797       2,904,031
                                                  ===========     ===========
Cash paid during the year for:
 Interest                                          $3,043,000       3,117,000
 Income taxes                                       1,022,000         878,000
                                                  ===========      ==========

See accompanying notes to consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                      December 31, 1998 and 1997

(1)  Summary of Significant Accounting Policies

(a)  General

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

                                    22                     (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


(c)  Conversion to Stock Ownership

     Empire Federal Bancorp, Inc. was formed in September 1996 and is the holding company and owner of 100 percent of the common stock of Empire, a federally-chartered stock savings bank. On January 23, 1997, Empire completed its conversion from a mutual to a federally-chartered capital stock savings bank at which time the Holding Company issued 2,592,100 shares of common stock at $10 per share realizing $25,168,177 after deducting stock offering expenses of $752,723. The Employee Stock Ownership Plan (the ESOP) borrowed $2,073,680 from the Holding Company to purchase 207,368 of these shares. The Holding Company contributed $9,501,000 of the net offering proceeds to Empire. Since, among other things, the offering proceeds and all required regulatory approvals to consummate the conversion were received prior to December 31, 1996, the conversion was accounted for as being effective December 31, 1996.

(d)  Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all cash, daily interest demand deposits, amounts due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents.

(e)  Investment Securities

     Investment and mortgage-backed securities available-for-sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders' equity. Investment securities and mortgage-backed securities, other than those designated as available-for-sale or trading, are comprised of debt securities for which the Company has the positive intent and ability to hold to maturity and are carried at cost. Management determines the appropriate classification of investment and mortgage-backed securities as either available-for-sale or held-to-maturity at the purchase date.

     Declines in the fair value of available-for-sale or held-to-maturity securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value reduced to fair value.

     The carrying value of debt securities is adjusted for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities. The cost of investments sold is determined by specific identification.


                                  23                      (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

(f)  Loans Receivable

     Loans receivable are stated at unpaid principal balances, less unearned discounts and net deferred loan origination fees. Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Discounts on purchased loans are amortized using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

     The allowance for loan losses is based on management's evaluation of the adequacy of the allowance, including an assessment of past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and independent appraisals.

     Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged off. The allowance is reduced by loans charged off. Loans are charged off when management believes there has been permanent impairment of their carrying values.

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

     The Company's existing policies for evaluating the adequacy of the allowance for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired. At December 31, 1998 and 1997, no loans were classified as non-accrual or impaired.

(g)  Loan Origination Fees and Related Costs

     Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loans.


                                   24                      (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

(h)  Stock in Federal Home Loan Bank

     Member institutions of the Federal Home Loan Bank (FHLB) System are required to hold common stock of its district FHLB according to predetermined formulas.

(i)  Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of 40 years for the buildings, 7 to 15 years for improvements and 3 to 15 years for furniture, fixtures and equipment.

(j)  Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)  Earnings Per Share

     Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period less unvested Management Recognition and Development Plan (MRDP) shares and unallocated ESOP shares.

     Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

(l)  Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. No assets were identified as impaired as of December 31, 1998 and 1997.

(m)  Stock-Based Compensation to Employees

     Compensation cost for stock-based compensation to employees is measured at the grant date using the intrinsic value method. Under the intrinsic value method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to ultimately acquire the stock and is recognized over any related service period.

                                   25                      (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

(n)  Comprehensive Income

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 requires companies to report comprehensive income which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities. There were no reclassification adjustments to other comprehensive income during the years ended December 31, 1998 and 1997. Unrealized gains reported as other comprehensive income during the years ended December 31, 1998 and 1997 are net of related income taxes of $627,706 and $533,722, respectively.

(o)  Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

(p)  New Accounting Pronouncements

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management of the Company is currently assessing the effect, if any, on its financial statements of implementing SFAS No. 133. The Company will be required to adopt the standard on January 1, 2000.

(2)  Investment and Mortgage-Backed Securities Available-For-Sale

     The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

                                                  1998
                               ----------------------------------------------
                                              Gross     Gross      Estimated
                                Amortized  unrealized   unrealized     fair
                                 cost         gains    losses        value
                               -----------  ---------  ---------  -----------

United States Government and
   agency obligations          $1,489,495       46,005      --      1,535,500
FHLMC common stock                 55,291    3,037,709      --      3,093,000
Mutual funds                      360,528        8,420   (2,248)      366,700
                                ---------    ---------   -------    ---------
                                1,905,314    3,092,134   (2,248)    4,995,200

                                              (table continued on next page)

                                   26                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements


                                              1998 (continued)
                              -----------------------------------------------
                                             Gross        Gross     Estimated
                              Amortized    unrealized   unrealized     fair
                                cost         gains        losses       value
                              ----------   -----------   ----------  --------

Mortgage-backed securities:
    GNMA certificates      $  5,442,915       10,971   (45,063)     5,408,823
    FHLMC certificates        4,200,511       17,988      (871)     4,217,628
    FNMA certificates        11,996,799       94,864   (25,448)    12,066,215
    REMIC certificates       13,182,753       49,605   (54,415)    13,177,943
                             ----------    ---------   --------    ----------
                             34,822,978      173,428   (125,797)   34,870,609
                             ----------    ---------   --------    ----------
                           $ 36,728,292    3,265,562   (128,045)   39,865,809
                             ==========    =========   ========    ==========

                                                    1997
                             ------------------------------------------------
                                            Gross         Gross     Estimated
                             Amortized    unrealized    unrealized     fair
                                cost        gains         losses       value
                             ---------    ----------    ----------   --------
United States Government and
  agency obligations        $5,489,495       57,955        (300)    5,547,150
FHLMC common stock              55,291    1,957,709         --      2,013,000
Mutual funds                   350,000        2,177        (749)      351,428
                             ---------    ---------       -----     ---------
                             5,894,786    2,017,841      (1,049)    7,911,578

Mortgage-backed securities:
     GNMA certificates       3,099,757       20,116         --      3,119,873
     FHLMC certificates      7,074,842        7,793     (53,610)    7,029,025
     FNMA certificates       7,268,364       95,183     (18,432)    7,345,115
     REMIC certificates     11,049,340       63,253     (22,603)   11,089,990
                            ----------    ---------     -------    ----------
                            28,492,303      186,345     (94,645)   28,584,003
                            ----------    ---------     -------    ----------
                           $34,387,089    2,204,186     (95,694)   36,495,581
                            ==========    =========     =======    ==========

The REMICs consist of twelve certificates which are backed by the FNMA or the FHLMC.

All of the United States Government and agency obligations contractually mature within five to ten years. Contractual maturities of securities do not reflect repricing opportunities present in many adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayments of principal.
                                   27                     (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

     There were no sales of investment securities available-for-sale during the years ended December 31, 1998 and 1997.

     The Company has not entered into any interest rate swaps, options or future contracts. All of the U.S. Government and agency obligations at December 31, 1998 and 1997 have call features.

(3)  Investment and Mortgage-Backed Securities Held-to-Maturity

     The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities held-to-maturity at December 31 are summarized as follows:

                                                     1998
                                 --------------------------------------------
                                              Gross      Gross      Estimated
                                 Amortized  unrealized  unrealized     fair
                                  cost         gain      losses        value
                                 ---------  ----------  ----------  ---------
Mortgage-backed securities:
     GNMA certificates         $ 1,453,319     30,398      (3,163)  1,480,554
     FHLMC certificates          3,193,461     53,795     (16,129)  3,231,127
     FNMA certificates           4,480,501     59,531      (5,912)  4,534,120
     REMIC certificates          1,370,712        --      (33,538)  1,337,174
                                 ---------    -------     -------  ----------
                               $10,497,993    143,724     (58,742) 10,582,975
                                ==========    =======     =======  ==========

                                                     1997
                               -----------------------------------------------
                                               Gross       Gross    Estimated
                                Amortized    unrealized   unrealized    fair
                                   cost          gain       losses      value
                               -----------------------------------------------
United States Government and
     agency obligations      $ 1,500,000        800       (1,650)   1,499,150
Mortgage-backed securities:
     GNMA certificates         7,906,441    117,352      (23,663)   8,000,130
     FHLMC certificates        7,102,309     98,543          --     7,200,852
     FNMA certificates         2,182,036     67,364          --     2,249,400
     REMIC certificates        1,865,493     13,934      (26,600)   1,852,827
                              ----------    -------      -------   ----------
                              19,056,279    297,193      (50,263)  19,303,209
                              ----------    -------      -------   ----------
                             $20,556,279    297,993      (51,913)  20,802,359
                              ==========    =======      =======   ==========

    The REMICs consist of two certificates which are backed by the FNMA and the FHLMC.

    There were no sales of investment securities held-to-maturity during the years ended December 31, 1998 and 1997.
                                   28                           (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

(4)  Loans Receivable, Net

     Loans receivable, net at December 31 are summarized as follows:

                                                1998                1997
                                           --------------       -------------
     First mortgage loans:
        One to four family                  $39,941,492           38,177,958
        Multi-family                          4,730,581            3,162,272
        Commercial real estate                2,226,834            1,101,694
     Construction loans                         265,000            2,184,900
     Loans to depositors, secured by savings    473,940              590,673
     Other consumer loans                     2,595,351            3,095,275
                                             ----------           ----------
                                             50,233,198           48,312,772
Less:
     Unearned discounts                          (2,222)              (2,781)
     Undisbursed portion of mortgage loans     (207,939)          (2,085,461)
     Allowance for loan losses                 (220,000)            (200,000)
     Net deferred loan origination fees        (303,881)            (311,022)
                                             ----------           ----------
                                            $49,499,156           45,713,508
                                             ==========           ===========

     Loans receivable include approximately $3,000,000 and $3,500,000 in adjustable rate mortgages at December 31, 1998 and 1997, respectively.

     Real estate loans serviced for others totaled approximately $33,000 and $100,000 at December 31, 1998 and 1997, respectively.

     A summary of activity in the allowance for loan losses for the years ended December 31 follows:

                                                  1998           1997
                                              ----------      ---------
     Balance at beginning of year            $   200,000        200,000
     Provision charged to expense                 20,000         20,306
     Losses charged against the allowance           --          (20,306)
                                              ----------      ---------
     Balance at end of year                  $   220,000        200,000
                                              ==========      =========
(5)  Accrued Interest Receivable

     Accrued interest receivable at December 31 is summarized as follows:

                                                   1998         1997
                                               ---------     ---------
Loans receivable                              $  246,725       214,447
Mortgage-backed securities                        84,438       107,612
Investment securities and interest-bearing
deposits                                          21,982       105,437
                                               ---------     ---------
                                              $  353,145       427,496
                                               =========     =========

                                 29                            (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

(6)  Premises and Equipment

     Premises and equipment at December 31 is summarized as follows:

                                                   1998          1997
                                             -----------     -----------
     Buildings and improvements             $  1,674,200       1,677,181
     Land                                        529,165         526,265
     Furniture, fixtures and equipment         1,157,569       1,081,345
                                             -----------     -----------
                                               3,360,934       3,284,791
     Accumulated depreciation                 (1,220,127)     (1,233,553)
                                             -----------     -----------
                                            $  2,140,807       2,051,238
                                             ===========     ===========

     The Company was a party to a long-term lease agreement with an officer and related individuals (lessor) for the Livingston, Montana main office. The lease expired in 1997 at which time the Company negotiated with the lessor to purchase the building. The purchase of the building, at a cost of $750,000, was financed with a $722,000 note payable (see note 9). Total lease expense under this agreement was $5,028 for the year ended December 31, 1997.

(7)  Deposits

     Deposits at December 31 are summarized as follows:


                              Weighted                      1998                     1997
                            average rate at       ----------------------   -----------------------
                           December 31, 1998        Amount       Percent      Amount      Percent
                           -----------------      ----------     -------   -----------    ---------
Passbook accounts                 3.00%          $13,928,934       21.0%   $13,572,343      20.3%
NOW accounts                      2.63%           14,757,910       22.2     14,838,604      22.2
                                                  ----------      -----     ----------     -----
                                                  28,686,844       43.2     28,410,947      42.5
                                                  ----------      -----     ----------     -----

Certificates of deposit:     3.01 to 4.00%               613        --             593       --
                             4.01 to 5.00%         7,015,207       10.6        755,165       1.1
                             5.01 to 6.00%        27,731,893       41.8     33,766,470      50.5
                             6.01 to 7.00%         1,600,384        2.4      1,872,483       2.8
                             7.01 to 8.00%         1,377,656        2.0      2,053,434       3.1
                                                  ----------      -----     ----------     -----
 Total certificates of
 deposit                          5.49%           37,725,753       56.8     38,448,145      57.5
                                                  ----------      -----     ----------     -----
                                  4.33%          $66,412,597      100.0%   $66,859,092     100.0%
                                                  ==========      =====     ==========     =====


                                             30               (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

     Certificates of deposit at December 31, 1998 are scheduled to mature as follows:

               1999                             $ 26,577,529
               2000                                7,649,029
               2001                                2,148,621
               2002                                   89,281
               2003                                      --
               2004 and thereafter                 1,261,293
                                                  ----------
                                                $ 37,725,753
                                                  ==========

     Certificates of deposit of $100,000 or more are approximately $2,845,000 and $2,554,000 at December 31, 1998 and 1997, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

     Accrued interest payable on deposits (included in accrued expenses and other liabilities) was approximately $93,000 and $100,000 at December 31, 1998 and 1997, respectively.

(8)  Advances From Federal Home Loan Bank

     Advances from the Federal Home Loan Bank at December 31 are summarized as follows:
                                                     1998           1997
                                                  ----------     ----------
     4.72% Fixed Rate Advance, interest payable
       monthly, due October 1999                 $2,000,000             --
     5.01% Fixed Rate Advance, interest payable
       monthly, due October 2003                    500,000             --
     5.30% Fixed Rate Advance, interest payable
       monthly, due October 2005                    900,000             --
     5.53% Fixed Rate Advance, interest payable
       monthly, Due October 2008                    600,000             --
                                                  ---------      ---------
                                                 $4,000,000             --
                                                  =========      =========

     These advances are collateralized by investments totaling approximately $29,167,000 at December 31, 1998.

     The weighted average interest rate on these advances was 5.01% at December 31, 1998.

     At December 31, 1998, Empire had a Cash Management Advance note with a maximum allowable advance of $5,490,200 maturing on March 18, 1999. There was no outstanding balance as of December 31, 1998 and 1997.

                               31                          (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

(9)  Note Payable

     During 1997, the Company entered into an agreement with an officer of the Company and related individuals to purchase the Livingston, Montana main office building. The purchase was financed with a long-term note. The note is being paid in quarterly principal payments of $28,000 plus interest at 9%. The note is secured by the building.

(10) Income Taxes

     Income tax expense for the years ended December 31 is summarized as follows:

                                    Federal           State         Total
                                 -----------       -----------    ----------
     1998:
       Current                 $     752,572           156,439       909,011
       Deferred                       (6,174)           (1,314)       (7,488)
                                 -----------       -----------    ----------
                               $     746,398           155,125       901,523
                                 ===========       ===========    ==========
     1997:
       Current                 $     809,755           171,529       981,284
       Deferred                       41,814             8,902        50,716
                                 -----------       -----------    -----------
                               $     851,569           180,431     1,032,000
                                 ===========       ===========    ===========

     Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                         1998         1997
                                                     ----------   ----------
     Computed "expected" tax expense                 $ 729,681       889,984
     Increase (decrease) resulting from:
      State taxes, net of Federal income tax benefit   102,383       119,084
      Compensation expense on MRDP vested shares not
        deductible                                      29,920          --
      Mark-to-market adjustment on ESOP shares
      committed to be released                          24,946        22,395
      Other                                             14,593           537
                                                      --------    ----------
                                                     $ 901,523     1,032,000
                                                      ========    ==========

                               32                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                        1998          1997
Deferred tax assets:                                ----------    ----------
  Allowance for loan losses                        $    84,601        76,910
  Deferred loan origination fees                       117,712       120,673
  Deferred compensation accrual                         26,534        43,319
  Vested MRDP shares                                    74,054          -
                                                    ----------    ----------
       Gross deferred tax assets                       302,901       240,902
                                                    ----------    ----------
Deferred tax liabilities:
  Federal Home Loan Bank stock dividends              (367,707)     (329,444)
  Prepaid deposit insurance premium                     (3,846)       (4,075)
  Unrealized gain on securities available-for-sale  (1,223,631)     (822,312)
  Other, net                                           (23,972)       (7,495)
                                                    ----------    ----------
       Gross deferred tax liabilities               (1,619,156)   (1,163,326)
                                                    ----------    ----------
       Net deferred tax liability                  $(1,316,255)     (922,424)
                                                    ==========    ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods in which the deferred tax assets are deductible, at December 31,1998 and 1997, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Retained earnings at December 31, 1998 includes approximately $3,320,000 for which no provision for Federal income tax has been made. This amount represents the base year tax bad debt reserve at December 31, 1986. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this amount will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this Federal bad debt reserve into taxable income.

                                 33                          (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

(11)  Employee Benefit Plans

      Retirement Plan. The Company has a noncontributory multi-employer trustee defined benefit pension plan. Actuarially determined pension costs are funded as required by the trustee. Information related to the Company's portion of the actuarial present value of benefits is not available. Consulting actuaries to the plan have indicated the plan reached the ERISA full funding limitation during 1998 and 1997. Contributions to the plan were $2,158 and $2,471 for the years ended December 31, 1998 and 1997, respectively.

      Employee Stock Ownership Plan (ESOP). As part of the conversion discussed in note 1(c), an ESOP was established covering substantially all employees. The ESOP borrowed $2,073,680 from the Holding
      Company and used the funds to purchase 207,368 shares of the common stock of the Company. The loan is intended to be repaid by the ESOP over a period of 15 years principally from the Company's contributions to the ESOP and dividends on ESOP shares. The cost of the shares acquired by the ESOP is considered unearned compensation and, as such, is recorded as a reduction of the Company's stockholders' equity. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of their compensation in the year of allocation. Benefits will vest upon the completion of five years of service. Forfeitures are reallocated to remaining plan participants and may reduce the Company's contributions. Benefits may be payable upon retirement, death, disability, or separation from service.

      Compensation expense is recorded equal to the fair value of shares held by the ESOP which are deemed committed to be released. Shares are committed to be released on a straight-line basis over 15 years, which is the basis for the annual allocation of ESOP shares to participants. For the years ended December 31, 1998 and 1997, ESOP principal and interest payments of approximately $300,000 and $296,000, respectively, were funded by Empire and Dime contributions of approximately $234,000 and $249,000, respectively, to the ESOP. The remainder of the ESOP payments were funded by dividends on ESOP shares. During each of the years ended December 31, 1998 and 1997, 13,825 shares were committed to be released to participant accounts and the fair value of the remaining shares to be released in future years was approximately $2,673,000 at December 31, 1998. Compensation expense relating to the ESOP shares was $211,611 and $204,119 for the years ended December 31, 1998 and 1997, respectively.

      Employment Contracts. During 1997, the Company entered into a three-year employment contract with a senior officer. In January 1999, the Company entered into a three-year employment agreement with the Company's new president and chief executive officer. These agreements provide severance up to three times average annual compensation following a change in control of the Company.

      Stock Option Plan. Effective July 1997, the Company's stockholders approved the Stock Option Plan. The terms of the Stock Option Plan provide for the granting of options to acquire up to 259,210 shares of common stock to employees, officers and directors of the Company. The options will vest over a five year period following the date of the grant of the options.

                                   34                          (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

Changes in shares issuable under options granted for the years ended December 31, 1998 and 1997 are summarized as follows:
                                                          Weighted
                                                           average
                                                          exercise
                                          Shares            price
                                        ----------       ----------
Balance at December 31, 1997                 -                -

Granted                                   217,984           16.625

Canceled                                    1,500           16.625

Became exercisable                           -                 -
                                        ---------        ---------

Balance at December 31, 1998              217,984        $  16.625
                                        =========        =========
Exercisable at December 31, 1998           51,842        $  16.625
                                        =========        =========

The Company applies Accounting Principles Bulletin Opinion No. 25 in accounting for its grants of options to employees and no compensation cost has been recognized for its stock option grants in the financial statements. Had the Company determined compensation cost based on the fair value at the grant ate for its stock options, the Company's net income and net income per share for the years ended December 31, 1998 would have been as follows:


  Net income:  As reported                      $  1,244,598
               Pro forma                           1,028,256
                                                 ===========
  Basic earnings per share:   As reported       $        .56
                              Proforma                   .46
                                                 ===========
  Diluted earnings per share: As reported       $        .56
                              Pro forma                  .46
                                                 ===========

The per share weighted-average fair value of stock options granted during 1998 was $5.92, determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 2.24%, risk-free interest rate of 5.02%, volatility ratio of .35, and expected life of 7 years.

Management Recognition and Development Plan (MRDP). During July 1997, the Company's stockholders approved the MRDP. The terms of the MRDP provide for the award of up to 103,684 of common shares to employees, officers and directors of the Company. The shares granted will vest over a five year period following the date of grant. During the years ended December 31, 1998 and 1997, the Company purchased 53,684 and 50,000 shares, respectively, for issuance under the MRDP. During January 1998, the Company granted 77,763 shares under this plan. Compensation expense of $193,919 was recognized during the year

                                35                           (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

     ended December 31, 1998 for shares that vested during 1998. Additional compensation expense of $395,027 was recognized during the year ended December 31, 1998 related to 25,921 shares that vested immediately in September 1998 due to the death of one of the Company's officers.

(12) Earnings Per Share

     The following table sets forth the compilation of basic and diluted earnings per share for the years ended December 31:

                                                       1998         1997
                                                     ---------   ---------
     Average outstanding shares during the year
       on which basic earnings per share
       is calculated:                                2,215,804   2,376,277

     Add:  Incremental shares under stock option
             plans                                       2,467          -
           Incremental shares related to MRDP              845          -
                                                     ---------   ---------
     Average outstanding shares on which diluted
       earnings per share is calculated              2,219,116   2,376,277
                                                     =========   =========
     Net income applicable to common stockholders   $1,244,598   1,585,601
                                                     =========   =========
     Basic earnings per share                       $      .56         .67
                                                     =========   =========
     Diluted earnings per share                     $      .56         .67
                                                     =========   =========

(13) Regulatory Capital

     Empire is required to meet three capital requirements: a tangible capital requirement equal to not less than 1.5% of tangible assets (as defined in the regulations); a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors, equal to not less than 3.0% of tangible assets; and a risk-based capital requirement equal to at least 8.0% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. Empire's total risk-weighted assets at December 31, 1998 and 1997 were $44,035,000 and $40,452,000, respectively.

                                      36                      (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

The following table presents, as of December 31, the extent to which Empire exceeds, in dollars and percent, the minimum capital requirements:

                                                      1998
                                      -------------------------------------
                                       Actual      Requirement      Excess
                                      --------     -----------    ---------
Tangible capital:
  Dollar amount                      $27,619,000     1,582,000    26,037,000
  Percent of tangible assets                26.2%          1.5%         24.7%

Core capital:
  Dollar amount                      $27,619,000     3,164,000    24,455,000
  Percent of adjusted tangible assets       26.2%          3.0%         23.2%

Risk-based capital:
  Dollar amount                      $29,184,000     3,523,000    25,661,000
  Percent of risk-weighted assets           66.3%          8.0%         58.3%

                                                       1997
                                      -------------------------------------
                                       Actual      Requirement      Excess
                                      --------     -----------    ---------
Tangible capital:
  Dollar amount                      $26,238,000     1,607,000    24,631,000
  Percent of tangible assets                24.5%          1.5%         23.0%

Core capital
  Dollar amount                      $26,238,000     3,213,000    23,025,000
  Percent of adjusted tangible assets       24.5%          3.0%         21.5%

Risk-based capital:
  Dollar amount                      $26,415,000     3,236,000    23,179,000
  Percent of risk-weighted assets           65.3%          8.0%         57.3%

Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the Office of Thrift Supervision
(OTS), restrictions on growth and other limitations on a savings bank's operations.

                                   37                          (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

Consolidated stockholders' equity differs from Empire's tangible, core, and risk-based capital at December 31 as a result of the following (dollars rounded to thousands):

                                           1998                 1997
                                       ------------        -------------
Consolidated stockholders' equity     $  36,301,000           40,598,000
Holding Company net assets               (6,351,000)         (12,708,000)
                                       ------------        -------------
   Empire capital                        29,950,000           27,890,000

Non-includable assets of Dime              (417,000)            (365,000)
Unrealized gains on certain
available-for-sale securities            (1,914,000)          (1,286,000)
                                       ------------        -------------
   Tangible and core capital             27,619,000           26,238,000

Unrealized gains on certain
available-for-sale securities             1,370,000                 --
Allowance for loan losses                   220,000              200,000
Assets required to be deducted              (25,000)             (23,000)
                                       ------------        -------------
   Risk-based capital                 $  29,184,000           26,415,000
                                       ============        =============

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


                                  38                      (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments outstanding at December 31, 1998 whose contract amounts represent credit risk are fixed-rate commitments to extend credit totaling approximately $666,000. These commitments generally contain a termination date of 30 days from date the commitment is approved.

(15) Financial Instruments With Concentration of Credit Risk

     At December 31, 1998, approximately $1,250,000 of the Company's loans receivable are secured by real property located outside of the Company's trade area of three counties in south central Montana. Of this amount, approximately $840,000 are secured by properties located in southern California.

(16) Fair Value of Financial Instruments

     The Company is required to disclose the fair value for financial instruments, whether recognized or not recognized on the balance sheet. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.

     Quoted market prices are used for fair value when available, but do not exist for some of the Company's financial instruments, primarily loans, time deposits, notes payable and FHLB advances. The fair value of these instruments has been derived from the OTS Net Portfolio Value Model (OTS Model). The OTS Model primarily employs the static discounted cash flow method which estimates the fair value of loans and time deposits by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the OTS Model makes assumptions about the size and timing of expected cash flows and appropriate discount rates. Different assumptions could materially change these instruments' estimated values.

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

                                   39                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

     Financial Liabilities. The fair value of NOW and demand accounts and non-term savings deposits approximates book values as these deposits are payable on demand. The fair value of time deposits was obtained from the OTS Model. The fair value of notes payable and FHLB advances was obtained from the OTS Model. The fair value of accrued interest payable approximates book value as the Company expects payment in the short-term.

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

     The approximate book value and fair value of the Company's financial instruments as of December 31,are as follows:



                                             1998                          1997
                                       -----------------------         --------------------
                                       Carrying         Fair           Carrying      Fair
                                         Value         Value             Value       Value
                                       --------       --------         ----------   -------
Financial Assets:
  Cash and cash equivalents         $ 2,092,000      2,092,000       1,079,000     1,079,000
  Interest-bearing deposits           3,061,000      3,061,000       1,825,000     1,825,000
  Investment and mortgage-backed
  securities available-for-sale      39,866,000     39,866,000      36,496,000    36,496,000
  Investment and mortgage-backed
  securities held-to-maturity        10,498,000     10,583,000      20,556,000    20,803,000
  Loans receivable, net              49,499,000     50,512,000      45,714,000    47,044,000
  Stock in Federal Home Loan
  Bank of Seattle                     1,361,000      1,361,000       1,261,000     1,261,000
  Accrued interest receivable           353,000        353,000         427,000       427,000


                                                  40           (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements



                                             1998                          1997
                                       -----------------------         --------------------
                                       Carrying         Fair           Carrying      Fair
                                         Value         Value             Value       Value
                                       --------       --------         ----------   -------
Financial Liabilities:
 Deposits                           $66,413,000     66,692,000      66,859,000     66,906,000
 FHLB advances and note payable       4,647,000      4,844,000         698,000        818,000
 Accrued interest payable                93,000         93,000         100,000        100,000


(17)  Other Non-Interest Expense

      Included in other non-interest expense are advertising expenses of $73,084 and $96,346 for the years ended December 31, 1998 and 1997, respectively.

(18)  Holding Company Information (Condensed)

      The summarized financial information for Empire Federal Bancorp, Inc. is presented below.

Condensed Balance Sheets:                               December 31,
                                              ----------------------------
                                                  1998             1997
                                              ----------        ----------
                            Assets
                            ------
Cash                                         $   224,576           265,541
Loan to Empire                                 6,050,000        12,500,000
Investment in Empire                          29,950,048        27,888,637
Income taxes receivable                           76,500             -
                                              ----------        ----------
     Total assets                            $36,301,124        40,654,178
                                              ==========        ==========

        Liabilities and Stockholders' Equity
        ------------------------------------

Other liabilities                            $     -                55,790
                                              ----------        ----------
     Total liabilities                             -                55,790
                                              ----------        ----------
Stockholders' equity:
     Common stock                                 25,921            25,921
     Additional paid-in capital               25,277,770        25,208,225
     Unearned ESOP and MRDP compensation      (2,501,054        (1,935,430)
     MRDP shares acquired                       (432,215)         (801,875)
     Retained earnings                        17,327,635        16,815,367
     Treasury stock                           (5,310,819)               -
     Accumulated other comprehensive income    1,913,886         1,286,180
                                              ----------        ----------
      Total stockholders' equity              36,301,124        40,598,388
                                              ----------        ----------
       Total liabilities and
       stockholders' equity                 $ 36,301,124        40,654,178
                                              ==========        ==========

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

Condensed Statements of Income:
                                                 Years Ended December 31,
                                               ----------------------------
                                                   1998             1997
                                               ----------        ----------
Interest income - loan to Empire            $     572,672           688,457
Interest expense - over subscription                 --             (63,170)
Compensation expense - ESOP shares                (73,371)          (65,869)
Compensation expense - MRDP shares               (588,946)              --
Operating expenses                               (116,962)          (80,702)
                                               ----------        ----------
       Income (loss) before equity in
         undistributed earnings of
         subsidiary and income taxes             (206,607)          478,716

   Equity in undistributed earnings of
    subsidiary                                  1,433,705         1,316,885
                                               ----------        ----------
       Income before income taxes               1,227,098         1,795,601

   Income tax expense (benefit)                   (17,500)          210,000
                                               ----------        ----------
       Net income                            $  1,244,598         1,585,601
                                               ==========        ==========

Condensed Statements of Cash Flows:

Cash flows from operating activities
   Net income                                $  1,244,598         1,585,601
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in undistributed earnings of
        subsidiary                             (1,433,705)       (1,316,885)
      Increase in income taxes                    (76,500)              --
      Increase (decrease) in other
        liabilities                               (55,790)           33,800
      ESOP compensation                           211,611           204,119
      MRDP compensation expense                   588,946               --
                                               ----------        ----------
         Net cash provided by operating
           activities                             479,160           506,635
                                               ----------        ----------
Cash flows from investing activities-principal
  payments from loan to Empire                  6,450,000           700,000
                                               ----------        ----------
Cash flows from financing activities:
  Repayment of stock over subscription                 --        (6,987,070)
  Cash dividends paid                            (732,330)         (532,816)
  Purchase of stock for MRDP                     (926,976)         (801,875)
  Purchase of treasury stock                   (5,310,819)              --
  Decrease in accrued offering costs                  --           (504,145)
                                               ----------        ----------
     Net cash used in financing activities     (6,970,125)       (8,825,906)
                                               ----------        ----------
Net decrease in cash                              (40,965)       (7,619,271)

Cash at beginning of year                         265,541         7,884,812
                                               ----------        ----------
Cash at end of year                           $   224,576           265,541
                                               ==========        ==========

                        COMMON STOCK INFORMATION

     The common stock of the Corporation is traded in the over-the counter market as reported on the Nasdaq National Market under the symbol "EFBC." As of March 2, 1999, there were approximately 424 stockholders of record. The Corporation estimates that, as of March 2, 1999, there were approximately 1,230 beneficial owners holding stock in nominee or "street" name.

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

     The stock prices shown below reflect the initial public offering ("IPO") price and the high and low prices by quarter from January 23, 1997, the date the Corporation's common stock began trading on the Nasdaq National Market, through the quarter ended December 31, 1998.


                                             Market Price         Cash
                                             ------------     Dividends Paid
                                             High      Low      Per Share
                                             ----      ---      ---------

     IPO. .                                $10.00    $  --       $  --

     March 31, 1997........................ 13.25     12.75         --
     April 1, 1997 - June 30, 1997......... 14.75     12.50       .075
     July 1, 1997 - September 30, 1997..... 17.75     14.33       .075
     October 1, 1997 - December 31, 1997... 18.25     15.38       .075
     January 1, 1998 - March 31, 1998...... 18.00     16.63       .075
     April 1, 1998 - June 30, 1998......... 17.63     14.75       .080
     July 1, 1998 - September 30, 1998..... 15.88     12.50       .080
     October 1, 1998 - December 31, 1998... 14.88     10.50       .085

                      DIRECTORS  AND OFFICERS
                                 OF
        EMPIRE FEDERAL BANCORP, INC. AND EMPIRE FEDERAL SAVINGS BANK



Directors:

William H. Ruegamer                       Edwin H. Doig
President and Chief Executive Officer     Retired Registered Pharmacist
of the Corporation and the Savings Bank   Former owner and manager of
                                          Livingston Drug.
Beverly D. Harris
Vice Chairman  of the Corporation         Sanroe J. Kaisler Jr.
and the Savings Bank, President           Retired insurance broker and former
of Dime Service Corporation, Empire       partner and majority stockholder of
Federal Savings Bank's wholly-owned       Waite & Company, an insurance
subsidiary.                               company.

Walter J. Peterson, Jr.                   Walter R. Sales
Chairman of the Board of the Corporation, Retired rancher and former Montana
Vice President of Dime Service            Legislator.
Corporation

John R. Boe                               Burton "Tony" Wastcoat
Retired teacher and vice principal of     Owner/ Broker
local junior high school in Big Timber,   Coldwell Banker - RCI Realty
and member of Board of Directors of
Pioneer Medical Center


Officers:

William H. Ruegamer                       Beverly D. Harris
President and Chief Executive Officer     Vice Chairman of the
of the Corporation and the Savings Bank   Corporation and the Savings Bank

Linda M. Alkire                           Ann Worthington
Chief Financial Officer and Treasurer of  Secretary of the Corporation
the Corporation and the Savings Bank      and the Savings Bank

                           CORPORATE INFORMATION

Corporate Headquarters                     Transfer Agent

123 South Main Street                      Registrar and Transfer Co.
Livingston, Montana                        Cranford, New Jersey

Independent Auditors                       Common Stock

KPMG LLP                                   Traded Over-the-Counter/
Billings, Montana                          National Market System
                                           Nasdaq Symbol: EFBC
General Counsel
                                           10-KSB Information

Huppert and Swindlehurst, P.C.
Livingston, Montana                        A copy of the Form 10-KSB will be
                                           furnished without charge to
                                           stockholders record upon written
                                           request to the Secretary,
Special Securities Counsel                 Empire Federal Bancorp, Inc., 123
                                           South Main Street, Livingston,
Breyer & Associates, P.C.                  Montana 59047.
Washington, DC

                      ___________________________

Annual Meeting

     The Annual Meeting of Stockholders will be held on Thursday, May 27, 1999, at 12:30 p.m., Mountain Daylight Time, at the Corporation's main office located at 123 South Main Street, Livingston, Montana.

                                Exhibit 21

                      Subsidiaries of the Registrant



Parent

Empire Federal Bancorp, Inc.

                                      Percentage          Jurisdiction or
Subsidiaries(a)                       of Ownership     State of Incorporation
---------------                       ------------     ----------------------

Empire Federal Savings Bank              100%              United States

The Dime Service Corporation (b)         100%              Montana

-----------------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in Item 7 of this Report.
(b) The Dime Service Corporation is the wholly owned subsidiary of Empire Federal Savings Bank.

                                Exhibit 23

                      Consent of Independent Auditors

                               [KPMG Letterhead]



                         Independent Accountants' Consent
                         --------------------------------

The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.

We consent to incorporation by reference in the registration statement (No. 333-48511) on Form S-8 of Empire Federal Bancorp, Inc., of our report dated February 17, 1999 relating to the consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended, which report appears in the December 31, 1998 annual report on Form 10-KSB of Empire Federal Bancorp, Inc.

                                   /s/KPMG LLP

Billings, Montana
March 26, 1999