Form 10QSB
period 1999-03-31
EMPIRE FEDERAL BANCORP INC
filed 1999-05-14
CIK 1023283

EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

                                       OR

                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT

           For the transition period from           to
                                          ---------    ---------
                        Commission File No. 0-28934

                        Empire Federal Bancorp, Inc.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                 81-0512374
  --------------------------------------------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

                123 South Main Street, Livingston, Montana 59047
                ------------------------------------------------
                    (Address of principal executive offices)

                                (406) 222-1981
           --------------------------------------------------
          (Registrant's telephone number, including area code)

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

        Class:   Common Stock, par value $.01 per share
                 Outstanding at April 30, 1999: 2,001,270
Transitional Small Business Disclosure Format (check one):   YES    NO  X
                                                                 ---   ---

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                        EMPIRE FEDERAL BANCORP, INC.

                            INDEX TO FORM 10-QSB


PART I         FINANCIAL INFORMATION                                 Page
               ---------------------                                 ----

Item 1.        Condensed Financial Statements

                  Consolidated Balance Sheets at
                  March 31, 1999 (unaudited)
                  and December 31, 1998.............................   1

                  Consolidated Statements of Income
                  for the Three Months Ended
                  March 31, 1999 and 1998(unaudited)................   2

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31,
                  1999 and 1998(unaudited)..........................   3

                  Notes to Unaudited Interim Consolidated
                  Financial Statements..............................   4

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............   7

PART II        OTHER INFORMATION
               -----------------

Item 1.        Legal Proceedings....................................  12

Item 2.        Changes in Securities................................  12

Item 3.        Defaults upon Senior Securities......................  12

Item 4.        Submission of Matters to a Vote of
               Security Holders.....................................  12

Item 5.        Other Information....................................  12

Item 6.        Exhibits and Reports on Form 8-K.....................  12

SIGNATURES..........................................................  13

Part I, Item 1 - Financial Statements
-------------------------------------

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                                  March 31,       December 31,
      Assets                                        1999              1998
      ------                                    ------------      ------------
                                                 (unaudited)
Cash and due from banks                         $  1,194,679        2,092,487
Interest-bearing deposits                          1,254,616        3,061,310
                                                ------------        ---------
  Cash and cash equivalents                        2,449,295        5,153,797

Investment and mortgage-backed
 securities available-for-sale                    39,969,779       39,865,809
Investment and mortgage-backed securities
 held-to-maturity (estimated market value of
 $8,930,727 at March 31, 1999 and $10,582,975
 at December 31, 1998)                             8,820,975       10,497,993
Loans receivable, net                             50,693,010       49,499,156
Stock in Federal Home Loan Bank
 of Seattle, at cost                               1,386,600        1,360,600
Accrued interest receivable                          375,257          353,145
Premises and equipment, net                        2,131,915        2,140,807
Prepaid expenses and other assets                    242,030          329,864
                                                ------------      -----------
   Total assets                                 $106,068,861      109,201,171
                                                ============      ===========

         Liabilities and Stockholders' Equity
         ------------------------------------

Liabilities:
  Passbook Accounts                             $ 14,410,059       13,928,934
  NOW Accounts                                    14,538,438       14,757,910
  Certificates of Deposit                         37,459,082       37,725,753
                                                ------------      -----------
   Total Deposits                                 66,407,579       66,412,597
  Advances from Federal Home Loan Bank             4,000,000        4,000,000
  Note payable                                       633,811          647,443
  Advances from borrowers for
  taxes and insurance                                379,920          232,492
    Accrued expenses and other liabilities         1,537,691        1,607,515
                                                ------------      -----------
   Total liabilities                              72,959,001       72,900,047

Stockholders' equity:
  Preferred stock, par value $.01
   per share, 250,000 shares authorized,
   none issued and outstanding                             -                -
  Common stock, par value $.01 per share,
   4,000,000 shares authorized, 2,592,100 issued      25,921           25,921
  Additional paid-in capital                      25,290,215       25,277,770
  Unearned ESOP and MRDP compensation             (2,423,402)      (2,501,054)
  MRDP shares acquired                              (432,215)        (432,215)
  Retained earnings, substantially restricted     17,452,093       17,327,635
  Accumulated other comprehensive income, net      1,636,710        1,913,886
  Treasury shares acquired, at cost               (8,439,462)      (5,310,819)
                                                ------------      -----------
    Total stockholders' equity                    33,109,860       36,301,124
                                                ------------      -----------
    Total liabilities and
     stockholders' equity                       $106,068,861      109,201,171
                                                ============      ===========
See accompanying notes to unaudited interim consolidated financial statements.

                    EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               ------------------------------
                                               1999                    1998
                                               ----                    ----
Interest income:
    Loans receivable                        $  994,301             $  967,067
    Mortgage-backed securities                 721,943                773,724
    Investment securities                       37,583                112,726
    Other                                       66,270                 82,131
                                            ----------             ----------
        Total interest income                1,820,097              1,935,648
                                            ----------             ----------
Interest expense:
    Deposits                                   682,955                738,166
    Note payable and other                      65,192                 15,665
                                            ----------             ----------
        Total interest expense                 748,147                753,831
                                            ----------             ----------
        Net interest income                  1,071,950              1,181,817

Provision for loan losses                            -                      -
                                            ----------             ----------
        Net interest income after
         provision for loan losses           1,071,950              1,181,817

Non-interest income:
    Insurance commission income                160,140                162,284
    Customer service charges                    73,491                 46,287
    Other                                        9,059                  9,664
                                            ----------             ----------
         Total non-interest income             242,690                218,235

Non-interest expense:
    Compensation and benefits                  439,745                427,785
    Occupancy and equipment                     88,459                 73,777
    Deposit insurance premiums                  25,256                 27,804
    Other                                      220,572                205,421
                                            ----------             ----------
         Total non-interest expense            774,032                734,787
                                            ----------             ----------
         Income before income taxes            540,608                665,265

Income taxes                                   213,265                261,960
                                            ----------             ----------
         Net income                         $  327,343              $ 403,305
                                            ==========              =========
Basic earnings per share                    $     0.17              $    0.17
                                            ==========              =========
Diluted earnings per share                  $     0.17              $    0.17
                                            ==========              =========

See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)

                  Three Months Ended March 31, 1999 and 1998


                                                       Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                     1999              1998
                                                     ----              ----
Cash flows from operating activities:
 Net income                                      $   327,343          403,305
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses                               -                -
   Depreciation                                       51,541           39,857
   ESOP shares committed to be released               47,005           59,858
   MRDP shares vested                                 43,092           43,094
   Stock Dividends reinvested in Federal
    Home Loan Bank                                   (26,000)         (24,000)
   Decrease (increase) in accrued
    interest receivable                              (22,112)          48,250
   Decrease in prepaid expenses and other assets      87,833           71,647
   Increase in accrued expenses and other
    liabilities                                      107,286          139,080
                                                 -----------       ----------
       Net cash provided by operating activities     615,988          781,091
                                                 -----------       ----------
Cash flows from investing activities:
  Net change in loans receivable                  (1,193,854)        (722,985)
  Proceeds from matured or called
   investment securities held-to-maturity                  -        1,000,200
  Principal payments on mortgage-backed
   securities held-to maturity                     1,251,550        3,133,615
  Purchases of investment securities
    available-for-sale                                     -         (500,000)
  Proceeds from called investment securities
   available-for-sale                                      -        1,500,000
  Principal payments on mortgage-backed
   securities available-for-sale                   3,351,899        2,546,313
  Purchases of mortgage-backed securities
   available-for-sale                             (3,484,686)      (7,864,385)
  Purchases of premises and equipment                (42,649)         (10,702)
                                                 -----------       ----------
       Net cash used in investing activities        (117,740)        (917,944)

Cash flows from financing activities:
  Net change in deposits                              (5,018)         349,019
  Repayment of note payable                          (13,632)         (12,335)
  Net change in advances from borrowers
   for taxes and insurance                           147,428          166,985
  Dividends paid                                    (202,885)        (179,892)
  Funding of MRDP trust                                    -         (414,750)
  Purchase of treasury stock                      (3,128,643)               -
                                                 -----------       ----------
       Net cash used in financing activities      (3,202,750)         (90,973)
                                                 -----------       ----------
Net decrease in cash and cash equivalents         (2,704,502)        (227,826)

Cash and cash equivalents, beginning of period     5,153,797        2,904,031
                                                 -----------        ---------
Cash and cash equivalents, end of period         $ 2,449,295        2,676,205
                                                 ===========        =========

See accompanying notes to unaudited interim consolidated financial statements.

            EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

              Notes to unaudited Interim Consolidated Financial Statements

Note 1  Basis of Presentation
        ---------------------

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three months ended March 31, 1999, and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2  Comprehensive Income
        --------------------

        The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes accumulated other comprehensive income for the periods ended March 31, 1999 and 1998 and for the year ended December 31, 1998:

                                              Accumulated Other
                                           Comprehensive Income, Net
                              ------------------------------------------------
                                     Three Months Ended           Year Ended
                              Mar. 31, 1999     Mar. 31, 1998    Dec. 31, 1998
                              -------------     -------------    -------------
 Beginning of period           $1,913,886        $1,286,180       $1,286,180
 Increase (decrease) in
 unrealized gains on
 securities-available-for-
 sale, net                       (277,176)          143,256          627,706
                               ----------        ----------       ----------
Ending balance                 $1,636,710        $1,429,436       $1,913,886
                               ==========        ==========       ==========

           The increase (decrease) in unrealized gains on securities-available-for-sale are shown net of tax. Federal and state income taxes (benefit) related to the unrealized gains are ($177,000) and $92,000 for the three month periods ended March 31, 1999 and 1998, and $401,000 for the year ended December 31, 1998.

Note 3  Earnings Per Share
        ------------------

        Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At March 31, 1999, there were 27,650 allocated shares and 3,456 committed to be released ESOP shares. There were 38,017 vested MRDP shares. The weighted-average common shares outstanding for the three months ended March 31, 1999, was 1,812,365, which is net of weighted-average unallocated ESOP and unvested MRDP shares.

        Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At March 31, 1999, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                                                    For the three months ended March 31
                              ---------------------------------------------------------------------------
                                                1999                                  1998
                              -------------------------------------  ------------------------------------
                               Net Income     Shares      Per-Share   Net Income     Shares     Per-Share
                              (Numerator) (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                              ----------- --------------  ---------  -----------  ------------- ---------
Basic EPS

  Net income available to
   common stockholders         $327,343     1,878,637       $0.17      $403,305     2,348,207     $0.17
                               ========                     =====      ========                   =====
Effect of Dilutive
 Securities
  Stock Options - granted                           -                                   8,676

  Unvested MRDP shares                              -                                   3,328
                                            ---------                               ---------
DILUTED EPS

  Income available to
   common stockholders
   plus assumed conversion     $327,343     1,878,637       $0.17      $403,305     2,360,211     $0.17
                               ========     =========       =====      ========     =========     =====

                                                         5

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 4  Cash Dividend Declared
        ----------------------

        On April 30, 1999, the Board of Directors declared a quarterly cash dividend of $.10 per common share to stockholders of record on May 14, 1999, payable on May 28, 1999.

Note 5  Capital Compliance
        ------------------

        The following table presents Empire's compliance with its regulatory capital requirements of March 31, 1999 (dollars in thousands):

                                                                  Percentage
                                                  Amount           of Assets
                                                  ------           ---------
      GAAP capital(1)                            $ 30,024            28.31%
                                                 ========            =====
      Tangible capital                           $ 27,939            27.16%
      Tangible capital requirement                  1,543             1.50%
                                                 --------            -----
            Excess                               $ 26,396            25.66%
                                                 ========            =====
      Core capital                               $ 27,939            27.16%
      Core capital requirement                      3,086             3.00%
                                                 --------            -----
            Excess                               $ 24,853            24.16%
                                                 ========            =====
      Total risk-based capital(2)                $ 29,347            66.23%
      Total risk-based capital requirement(2)       3,545             8.00%
                                                 --------            -----
            Excess                               $ 25,802            58.23%
                                                 ========            =====

           (1) Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $1,637,000 and $448,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital
           (2) Based on risk-weighted assets of $44,310,000.

Note 6  Subsequent Event
        ----------------

        The Board of Directors, at its regular meeting on April 29, 1999, awarded 18,144 options to an officer and a director. The Stock Option Plan, which was approved by shareholders in 1997, requires that awarded options vest over a five-year period from the date of grant. The exercise price for these options is $11.69.

        In addition, these same two individuals were awarded 7,776 shares under the Management Recognition and Development Plan (MRDP). The shares will vest over a five-year period from the date of grant. Compensation expense related to MRDP award amounts to $91,000and will be amortized over five years.

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

The Bank's strategy is to operate as a conservative, well-capitalized, profitable institution dedicated to offering a full line of community banking services and to providing quality service to all customers. The Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios,
(iii) emphasizing local loan originations, and (iv) emphasizing high-quality customer service with a competitive fee structure.

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

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Company are reliant on third-party vendors for most of their data processing needs as well as certain other significant functions and services.

For nearly two years the Bank has been investigating and addressing potential Year 2000 problems. In the course of this process Empire has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-sourced services. The general plan for addressing Year 2000 problems has been established by Company management, and is currently on schedule with respect to implementation of that plan. As of March 31, 1999 all areas of potential impact directly addressable by the Bank appear to be Year 2000 compliant. Areas to be addressed by third-party vendors have been represented as either fully compliant or on schedule for full compliance. The Company's plan for full Year 2000 compliance, including a comprehensive second round of testing of third-party provided data systems was completed during April 1999. Both rounds of testing, focusing on critical operational systems, were successful.

The primary negative impact of the potential Year 2000 problem existed in the Bank's Olivetti-America 8-window teller hardware/software system previously used in all three offices. This system had known Year 2000 problems as well as other inadequacies relevant to current needs on the working teller line. During December 1998 the Bank replaced the existing teller system with a PC-based teller system working internally at each office with a Local Area Network (LAN) and tied together to the central office and our primary servicer by a Wide Area Network (WAN). This conversion solved the potential Year 2000 problem in the teller system, and also positioned the Bank to take maximum advantage of current technology in banking as it enters the 21st Century. The cost of conversion and re-training and implementation of the new PC-based system was approximately $225,000. Most of the estimated cost was for the new teller system and will be depreciated over five years.

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

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

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

FINANCIAL CONDITION
Consolidated assets decreased by approximately $3.1 million, or 2.9%, from $109.2 million at December 31, 1998 to $106.1 million at March 31, 1999.

The consolidated balance sheet was not materially affected by market conditions between December 31, 1998 and March 31, 1999. Net maturities and payments of $1.7 million reduced investment and mortgage-backed securities held-to-maturity from $10.5 million at December 31, 1998, to $8.8 million at March 31, 1999. Net loans increased $1.2 million or 2.4%.

Deposits remained unchanged at $66.4 million at December 31, 1998 and March 31, 1999.

Stockholders' equity decreased from $36.3 million at December 31, 1998, to $33.1 million at March 31, 1999. The change is the result of net income of $327,000, the release of ESOP shares in the amount of $47,000 and an decrease of $277,000 related to the decrease in market value of securities available-for-sale. In addition, 2,592 shares of MRDP vested and unearned MRDP compensation was reduced by $43,000. Stockholders' equity was also decreased by the payments of $203,000 in dividends. During the three months ended March 31, 1999, the Company repurchased 221,132 shares of its common stock in the open market for an average price of $14.15 per share for a total of $3.1 million. There were 590,830 shares held in treasury at March 31, 1999, and 369,698 shares at December 31, 1998.

ASSET QUALITY
At March 31, 1999, the Bank did not have any nonaccrual loans or troubled debt restructuring. At March 31, 1999, Empire had fourteen loans delinquent over 30 days amounting to $1.2 million of which two loans amounting to $12,000 were delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

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

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net Income. Net income decreased by $76,000 to $327,000 for the three months ended March 31, 1999, as compared to $403,000 for the same period in 1998. The decline in net income is primarily due to a decrease in net interest income of $110,000 which was caused by a reduction in interest rate spread from 4.50% for the three months ended March 31, 1998 to 4.11% for the comparable period in 1999. Average earning assets and liabilities remained approximately the same for the two comparable periods. The reduction in interest rate spread reflects a general decrease in interest rates on loans and investments for the comparable periods.

Interest Income. Total interest income decreased by $116,000, or 5.97%, for the three months ended March 31, 1999 as compared to the same period in 1998. The decline was primarily attributable to a decrease in the average yield on interest earning assets from 7.38% for the three months ended March 31, 1998 to 6.98% for the same period in 1999 while overall average earning assets reflected a modest decline from $104.9 million for the three months ended March 31, 1998 to $104.4 million for the comparable period in 1999. The reduction in average yield reflects a general decrease in interest rates on loans and investments for the comparable period.

Interest Expense. Total interest expense was $748,000 for the three months ended March 31, 1999, as compared to $754,000 for the same period in 1998. The $6,000 decrease was the result of a $55,000 decrease in interest on deposits offset by a $49,000 increase in other interest expense.

Average deposits for the three month period ended March 31, 1999 amounted to $66.3 million as compared to $66.8 million for the same period in 1998. The decline in deposit interest is the result of this reduction in average outstanding deposits for the three-month period ended March 31, 1999, and a reduction in the average cost of deposits from 4.42% to 4.18% for the three months ended March 31, 1998 as compared to the same period for 1999.

Other interest expense of $16,000 for the three months ended March 31, 1998 related primarily to the debt associated with the purchase of the main office building. Interest expense of $65,000 for the comparable period in 1999 includes, in addition to the interest on the building debt, interest on $4.0 million of advances from the Federal Home Loan Bank.

Provision for Loan Losses. There was no provision for loan losses during the three month periods ended March 31, 1999 and 1998, and at the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .43% at March 31, 1999 and 1998.

Non-Interest Income. Non-interest income increased $24,000 for the three months ended March 31, 1999, as compared to the same period in 1998 primarily as the result of a $26,000 increase in customer service charges and other non-interest income offset by a decrease in commissions and profit sharing contingencies from insurance companies of $2,000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $160,000 and $162,000 were received for the three months ended March 31, 1999, and 1998, respectively.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Non-Interest Expense. Total non-interest expense increased $39,000 or 5.3% for the three months ended March 31, 1998, compared to the three months ended March 31, 1998. Included in this increase is a $15,000 or 19.9% increase in occupancy and equipment expense caused by additional depreciation related to new teller equipment purchased in late 1998. There were no other significant changes in the remaining components of non-interest expense.

Income Taxes. Income taxes decreased $49,000 from the three month period ended March 31, 1998, as compared to the same period in 1999 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 39.45% and 39.38% for the three months ended March 31, 1999 and 1998, respectively.

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

       10.2  Employment Agreement with William H. Ruegamer (4)

       10.3  Employee Stock Ownership Plan (1)

       10.4  Management Recognition and Development Plan (3)

       10.5  Stock Option Plan (3)

       21    Subsidiaries of the Registrant (4)

       27    Financial Data Schedule

--------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

           (b) Report on Form 8-K
                 No forms 8-K were filed during the quarter ended March 31, 1999.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.



By   s/s William H. Ruegamer                                 May 14,1999
     ------------------------------------                   ------------
     William H. Ruegamer                                        Date
     President & Chief Executive Officer
     (Principal Executive Officer)



By   s/s Beverly D. Harris                                  May 14, 1999
     ------------------------------------                   ------------
     Beverly D. Harris                                          Date
     Vice Chairman