Form 10QSB
period 1999-06-30
EMPIRE FEDERAL BANCORP INC
filed 1999-08-13
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

                                     OR

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT

           For the transition period from           to
                                          ---------    ---------

                         Commission File No. 0-28934

                         Empire Federal Bancorp, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                81-0512374
----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


               123 South Main Street, Livingston, Montana  59047
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

      Class:   Common Stock, par value $.01 per share
               Outstanding at July 31, 1999: 2,001,270
Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                        EMPIRE FEDERAL BANCORP, INC.

                            INDEX TO FORM 10-QSB
                                                                       Page
PART I    FINANCIAL INFORMATION                                        ----
          ---------------------

Item 1.   Condensed Financial Statements

            Consolidated Balance Sheets at June 30, 1999 (unaudited)
            and December 31, 1998 (unaudited).........................   1

            Consolidated Statements of Income for the Three Months and
            Six Months Ended June 30, 1999 and 1998 (unaudited).......   2

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1999 and 1998 (unaudited)..................   3

            Notes to Unaudited Interim Consolidated Financial
            Statements................................................   4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   7

PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings...........................................  14

Item 2.   Changes in Securities.......................................  14

Item 3.   Defaults upon Senior Securities.............................  14

Item 4.   Submission of Matters to a Vote of Security Holders.........  14

Item 5.   Other Information...........................................  14

Item 6.   Exhibits and Reports on Form 8-K............................  14

SIGNATURES............................................................  15

Part I, Item 1 - Financial Statements
-------------------------------------

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    June 30, 1999 and December 31, 1998

                                                 June 30,       December 31,
                    Assets                         1999            1998
                    ------                     (unaudited)      (unaudited)
                                              ------------     ------------
  Cash and due from banks                     $    963,497        2,092,487
  Interest-bearing deposits                      3,077,077        3,061,310
                                              ------------     ------------
         Cash and cash equivalents               4,040,574        5,153,797

  Investment and mortgage-backed securities
   available-for-sale                           39,625,030       39,865,809
  Investment and mortgage-backed securities
   held-to-maturity (estimated market value
   of $7,843,117 at June 30, 1999 and
   $10,582,975 at December 31, 1998)             7,816,791       10,497,993
  Loans receivable, net                         52,643,443       49,499,156
  Stock in Federal Home Loan Bank of Seattle,
   at cost                                       1,411,600        1,360,600
  Accrued interest receivable                      428,960          353,145
  Premises and equipment, net                    2,160,294        2,140,807
  Prepaid expenses and other assets                279,054          329,864
                                              ------------     ------------
       Total assets                           $108,405,746      109,201,171
                                              ============     ============
     Liabilities and Stockholders' Equity
     ------------------------------------

  Liabilities:
    Passbook Accounts                         $ 13,039,354       13,928,934
    NOW Accounts                                15,760,559       14,757,910
    Certificates of Deposit                     40,776,317       37,725,753
                                              ------------     ------------
      Total Deposits                            69,576,230       66,412,597
    Advances from Federal Home Loan Bank         4,000,000        4,000,000
    Note payable                                   620,033          647,443
    Advances from borrowers for taxes and
     insurance                                     283,811          232,492
    Accrued expenses and other liabilities       1,070,992        1,607,515
                                              ------------     ------------
      Total liabilities                         75,551,066       72,900,047

  Stockholders' equity:
     Preferred stock, par value $.01 per
      share, 250,000 shares authorized,
      none issued and outstanding                        -                -
     Common stock, par value $.01 per share,
      4,000,000 shares authorized,
      2,592,100 issued                              25,921           25,921
     Additional paid-in capital                 25,294,246       25,277,770
     Unearned ESOP and MRDP compensation        (2,471,634)      (2,501,054)
     MRDP shares acquired                         (302,011)        (432,215)
     Retained earnings, substantially
      restricted                                17,591,683       17,327,635
     Accumulated other comprehensive
      income, net                                1,155,937        1,913,886
     Treasury shares acquired, at cost,
      590,830 and 369,698 shares at June 30,
      1999 and December 31, 1998 respectively   (8,439,462)      (5,310,819)
                                              ------------     ------------
       Total stockholders' equity               32,854,680       36,301,124
                                              ------------     ------------
       Total liabilities and stockholders'
        equity                                $108,405,746      109,201,171
                                              ============      ===========

See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Income
             Three and Six Months Ended June 30, 1999 and 1998

                               Three Months Ended          Six Months Ended
                                       June 30                  June 30
                           --------------------------  -----------------------
                                  1999           1998         1999        1998
                                  ----           ----         ----        ----
                           (unaudited)    (unaudited)  (unaudited) (unaudited)
Interest income:
  Loans receivable          $1,098,626     $  998,244   $2,092,927  $1,965,310
  Mortgage-backed
   securities                  691,007        805,663    1,412,951   1,579,387
  Investment securities         39,577         94,315       77,160     207,042
  Other                         56,804         44,141      123,074     126,272
                            ----------     ----------   ----------  ----------
      Total interest income  1,886,014      1,942,363    3,706,112   3,878,011
                            ----------     ----------   ----------  ----------
Interest expense:
  Deposits                     705,876        740,455    1,388,831   1,478,620
  Note payable and other        64,702         16,102      129,894      31,768
                            ----------     ----------   ----------  ----------
      Total interest expense   770,578        756,557    1,518,725   1,510,388
                            ----------     ----------   ----------  ----------
  Net interest income        1,115,436      1,185,806    2,187,387   2,367,623

Provision for loan losses            -              -            -           -
                            ----------     ----------   ----------  ----------
  Net interest income
   after provision for
   loan losses               1,115,436      1,185,806    2,187,387   2,367,623

Non-interest income:
  Insurance commission
   income                      129,499        139,032      289,639     301,317
  Customer service charges      69,332         50,618      142,823      96,904
  Other                          7,528          5,284       16,587      14,948
                            ----------     ----------   ----------  ----------
      Total non-interest
       income                  206,359        194,934      449,049     413,169

Non-interest expense:
  Compensation and benefits    456,055        451,671      895,800     879,456
  Occupancy and equipment      117,100         91,434      205,560     165,212
  Deposit insurance premiums     9,625          7,150       34,881      34,954
  Other                        211,413        161,533      431,985     366,953
                            ----------     ----------   ----------  ----------
Total non-interest expense     794,193        711,788    1,568,226   1,446,575
                            ----------     ----------   ----------  ----------
      Income before income
       taxes                   527,602        668,952    1,068,210   1,334,217
Income taxes                   204,534        277,087      417,799     539,047
                            ----------     ----------   ----------  ----------
      Net income            $  323,068     $  391,865   $  650,411  $  795,170
                            ==========     ==========   ==========  ==========
Basic earnings per share    $     0.19     $     0.17   $     0.36  $     0.34
                            ==========     ==========   ==========  ==========
Diluted earnings per share  $     0.19     $     0.17   $     0.36  $     0.34
                            ==========     ==========   ==========  ==========
Dividends declared per
 share                      $     0.10     $     0.08   $     0.20  $    0.155
                            ==========     ==========   ==========  ==========

See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                  Six Months Ended June 30, 1999 and 1998

                                                       Six Months Ended
                                                            June 30,
                                                  ---------------------------
                                                     1999            1998
                                                     ----            ----
                                                  (unaudited)    (unaudited)
Cash flows from operating activities:
     Net income                                   $   650,411    $   795,170
     Adjustments to reconcile net income to
     net cash provided by operating activities:
          Provision for loan losses                         -              -
          Depreciation                                114,045         79,821
          ESOP shares committed to be released         85,596        117,573
          MRDP shares vested                           90,505        107,735
          Stock dividends reinvested in Federal
          Home Loan Bank                              (51,000)       (48,800)
          Decrease (increase) in accrued interest
           receivable                                 (75,815)        32,092
          Decrease in prepaid expenses and other
           assets                                      50,810         98,243
          Decrease in accrued expenses and other
           liabilities                                (51,936)      (283,222)
                                                  -----------    -----------
               Net cash provided by operating
                activities                            812,616        898,612
                                                  -----------    -----------
Cash flows from investing activities:
     Net change in loans receivable                (3,144,287)    (3,414,590)
     Proceeds from matured or called investment
      securities held-to-maturity                           -      1,500,200
     Principal payments on mortgage-backed
      securities held-to maturity                   2,255,634      4,695,105
     Purchases of investment securities
      available-for-sale                                    -       (500,000)
     Proceeds from matured or called investment
      securities available sale                             -      2,000,000
     Principal payments on mortgage-backed
      securities available-for-sale                 6,002,307      7,247,342
     Purchases of mortgage-backed securities
      available-for-sale                           (6,578,497)    (7,864,385)
     Purchases of premises and equipment             (133,532)       (20,176)
                                                  -----------    -----------
Net cash provided (used) by investing activities   (1,598,375)     3,643,496
                                                  -----------    -----------
Cash flows from financing activities:
     Net change in deposits                         3,163,633       (829,804)
     Repayment of note payable                        (27,410)       (24,947)
     Net change in advances from borrowers for
      taxes and insurance                              51,319         40,519
     Dividends paid                                  (386,363)      (370,671)
     Funding of MRDP trust                                  -       (926,976)
     Purchase of treasury stock                    (3,128,643)    (1,740,409)
                                                  -----------    -----------
               Net cash used in financing
                activities                           (327,464)    (3,852,288)
                                                  -----------    -----------
Net increase (decrease) in cash and cash
 equivalents                                       (1,113,223)       689,820

Cash and cash equivalents, beginning of period      5,153,797      2,904,031
                                                  -----------    -----------

Cash and cash equivalents, end of period          $ 4,040,574    $ 3,593,851
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six months ended June 30, 1999, and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2    Comprehensive Income
          --------------------

The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes accumulated total comprehensive income (loss) for the noted periods:

                Six Months Ended                    Three Months Ended
                ----------------                    ------------------
       June 30, 1999      June 30, 1998        June 30, 1999    June 30, 1998
       -------------      -------------        ------------     -------------

        $(107,538)          $949,951            $(157,705)          $403,390
        =========           ========            =========           ========

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 3    Earnings Per Share
          ------------------

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At June 30, 1999, there were 27,650 allocated shares and 6,912 committed to be released ESOP shares. There were 40,639 vested MRDP shares.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At June 30, 1999, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                                                     For the six months ended June 30
                         --------------------------------------------------------------------------------
                                            1999                                      1998
                         ---------------------------------------   --------------------------------------
                         Net Income        Shares      Per-Share   Net Income        Shares     Per-Share
                         (Numerator)    (Denominator)    Amount    (Numerator)    (Denominator)   Amount
                         -----------    -------------  ---------   -----------    ------------- ---------
Basic EPS

 Net income available to
  common stockholders      $650,411        1,820,742      $0.36      $795,170       2,334,051      $0.34
                           ========                       =====      ========                      =====
Effect of Dilutive Securities
 Stock Options - granted                           -                                    6,796

 Unvest MRDP shares                                -                                    3,739
                                           ---------                                ---------
Diluted EPS

 Income available to
  common stockholders
         plus assumed
           conversion      $650,411        1,820,742      $0.36      $795,170       2,344,586      $0.34
                           ========        =========      =====      ========       =========      =====

                                                   For the three months ended June 30
                         --------------------------------------------------------------------------------
                                            1999                                      1998
                         ---------------------------------------   --------------------------------------
                         Net Income        Shares      Per-Share   Net Income        Shares     Per-Share
                         (Numerator)    (Denominator)    Amount    (Numerator)    (Denominator)   Amount
                         -----------    -------------  ---------   -----------    ------------- ---------
Basic EPS

 Net income available to
  common stockholders      $323,068        1,696,218      $0.19      $391,865       2,309,115      $0.17
                           ========                       =====      ========                      =====
Effect of Dilutive Securities
 Stock Options - granted                           -                                    1,239

 Unvest MRDP shares                                -                                    1,961
                                           ---------                                ---------
Diluted EPS

 Income available to
  common stockholders
         plus assumed
           conversion      $323,068        1,696,218      $0.19      $391,865       2,312,315      $0.17
                           ========        =========      =====      ========       =========      =====

                                                        5

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 4    Cash Dividend Declared
          ----------------------

On July 22, 1999, the Board of Directors declared a quarterly cash dividend of $.10 per common share to stockholders of record on August 13, 1999, payable on August 27, 1999.


Note 5    Capital Compliance
          ------------------

The following table presents Empire's compliance with its regulatory capital requirements of June 30, 1999 (dollars in thousands):
                                                                  Percentage
                                                        Amount    of Assets
                                                        ------    ---------

            GAAP capital(1)                            $ 29,904     27.59%
                                                       ========     =====

            Tangible capital                           $ 28,318     26.72%
            Tangible capital requirement                  1,590      1.50%
                                                       --------     -----
               Excess                                  $ 26,728     25.22%
                                                       ========     =====

            Core capital                               $ 28,318     26.72%
            Core capital requirement                      3,179      3.00%
                                                       --------     -----
               Excess                                  $ 25,139     23.73%
                                                       ========     =====

            Total risk-based capital(2)                $ 29,741     64.56%
            Total risk-based capital requirement(2)       3,685      8.00%
                                                       --------     -----
               Excess                                  $ 26,056     56.56%
                                                       ========     =====

               (1) Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $1,156,000 and $430,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
               (2)  Based on risk-weighted assets of $46,067,000.

Note 6    Subsequent Event
          ----------------

On July 30, 1999, Empire Federal Savings Bank applied to the Office of Thrift Supervision for permission to establish a full service branch in Billings, Montana. Billings is the largest city in Montana.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part I, Item 2. -  Management's Discussion and Analysis of Financial Condition
------------------------------------------------------------------------------
                   and Results of Operations
                   -------------------------
General

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

For nearly two years the Bank has been investigating and addressing potential Year 2000 problems. In the course of this process Empire has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-sourced services. The general Y2K plan is currently on schedule with respect to implementation. As of June 30, 1999 all areas of potential impact directly
addressable by the Bank appear to be Year 2000 compliant.   Areas to be
addressed by third-party vendors have been represented as either fully compliant or on schedule for full compliance. The Company's plan for a comprehensive second round of testing of third-party provided data systems, was completed during April 1999. Both rounds of testing, focusing on critical operational systems, were successful.

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

While the Company currently has no reason to believe that the cost of addressing such issues will materially affect Bank's products, services or ability to compete effectively, no assurance can be made that the Company or the third-party vendors on which it relies will become Year 2000 compliant in a successful and timely fashion. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolutions of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future financial condition.

In our continuing preparation for the Year 2000 the Bank has developed a Contingency Plan to meet possible failure in our critical systems of data processing, power, and communications. The basic Y2K Contingency Plan was approved by the Board of Directors in the second quarter of 1999, but will continue to be updated through the remainder of 1999.

Financial Condition
Consolidated assets decreased by approximately $795,000, or .7%, from $109.2 million at December 31, 1998 to $108.4 million at June 30, 1999.

Except for the $1.2 million decrease in the market value of investments and mortgage-backed securities available-for-sale, the consolidated balance sheet was not materially affected by market conditions between December 31, 1998 and June 30, 1999. Net maturities and payments of $2.7 million reduced investment and mortgage-backed securities held-to-maturity from $10.5 million at December 31, 1998, to $7.8 million at June 30, 1999. Net loans increased $3.1 million or 6.4%.

Deposits increased from $66.4 million at December 31, 1998 to $69.6 million, or 4.8% at June 30, 1999.

Stockholders' equity decreased from $36.3 million at December 31, 1998, to $32.9 million at June 30, 1999. The change is the result of net income of $650,000, the release of ESOP shares in the amount of $87,000 and a decrease of $758,000 related to the decrease in market value of securities available-for-sale. In addition, 8,214 shares of MRDP vested and unearned MRDP compensation was reduced by $90,000. Stockholders' equity was also decreased by the payments of $386,000 in dividends. During the six months ended June 30, 1999, the Company repurchased 221,132 shares of its common stock in the open market for an average price of $14.15 per share for a total of $3.1 million. There were 590,830 shares held in treasury at June 30, 1999, and 369,698 shares at December 31, 1998.

Asset Quality
At June 30, 1999,  the Bank had two non-accrual loans amounting to $56,000.
At June 30, 1999, Empire had seventeen loans delinquent over 30 days amounting to $1.4 million of which five loans amounting to $68,000 were delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

Results of Operations
The operating results of the Bank depend primarily on its net interest income. The Bank's net interest income is determined by its interest rate spread, which is the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest- bearing liabilities. The Bank's net earnings are also affected by the establishment of provisions for loan losses and the level of its other non-interest income, including insurance commission income and deposit service charges, as well as its other expenses and income tax provisions.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998

Net Income. Net income decreased by $145,000 to $650,000 for the six months ended June 30, 1999, as compared to $795,000 for the same period in 1998. The decline in net income is primarily due to a decrease in net interest income of $180,000 and an increase in non-interest expense of $122,000. The decrease in net interest income was caused by a reduction in interest rate spread from 2.98% for the six months ended June 30, 1998 to 2.88% for the comparable period in 1999. Included in the increase in non-interest expense is a $40,000 increase in occupancy expense caused by depreciation of new equipment as well as increases in data processing, legal and marketing costs.

Interest Income. Total interest income decreased by $172,000, or 4.43%, for the six months ended June 30, 1999 as compared to the same period in 1998.
The decline was primarily attributable to a decrease in the average yield on interest earning assets from 7.45% for the six months ended June 30, 1998 to 7.12% for the same period in 1999 while overall average earning assets remained approximately the same. The reduction in average yield reflects a general decrease in interest rates on loans and investments for the comparable periods.

Interest Expense. Total interest expense was $1.5 million for the six months ended June 30, 1999 and 1998.

Average deposits for the six month period ended June 30, 1999 amounted to $67.4 million as compared to $66.8 million for the same period in 1998. Interest on deposits decreased $90,000 for the six months ended June 30, 1998 as compared to the same period in 1999. The decline in deposit interest is primarily the result of a reduction in the average cost of deposits from 4.43% to 4.16% for the six months ended June 30, 1998 as compared to the same period for 1999.

Other interest expense of $32,000 for the six months ended June 30, 1998 related primarily to the debt associated with the purchase of the main office building. Interest expense of $130,000 for the comparable period in 1999 includes, in addition to the interest on the building debt, interest on $4.0 million of advances from the Federal Home Loan Bank.

Provision for Loan Losses. There was no provision for loan losses during the six month periods ended June 30, 1999 and 1998, and at the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .42% at June 30, 1999 and .41% at June 30, 1998.

Non-Interest Income. Non-interest income increased $36,000 for the six months ended June 30, 1999, as compared to the same period in 1998 primarily as the result of a $48,000 increase in customer service charges and other non-interest income offset by a decrease in commissions and profit sharing contingencies from insurance companies of $12,000.

Insurance commissions received by Dime are the largest component of non-interest income. Insurance commissions of $290,000 and $301,000 were received for the six months ended June 30, 1999, and 1998, respectively.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Non-Interest Expense. Total non-interest expense increased $122,000 or 8.4% for the six months ended June 30, 1998, compared to the six months ended June 30, 1999. Included in this increase is a $40,000 or 24.4% increase in occupancy and equipment expense caused by additional depreciation related to new teller equipment purchased in late 1998. Other non-interest expense increased from $367,000 for the six months ended June 30, 1998 to $432,000 or 17.7% for the comparable period in 1999. Included in this increase were increases in marketing costs of $20,000, legal expenses of $12,000, internal auditing costs of $18,000 and data processing costs of $16,000.

Income Taxes. Income taxes decreased $121,000 from the six month period ended June 30, 1998, as compared to the same period in 1999 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 39.11% and 40.40% for the six months ended June 30, 1999 and 1998, respectively.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998

Net Income. Net income decreased by $69,000 to $323,000 for the three months ended June 30, 1999, as compared to $392,000 for the same period in 1998. The decline in net income is primarily due to a decrease in net interest income of $70,000 which was caused by a reduction in interest spread for the three months ended June 30, 1998 as compared to the comparable period in 1999. Average earning assets and liabilities remained approximately the same for the two comparable periods. This reduction in interest rate spread reflects a general decrease in interest rates on loans, investments, and deposits for the comparable periods.

Interest Income. Total interest income decreased by $56,000, or 2.90%, for the three months ended June 30, 1999 as compared to the same period in 1998. The decline was primarily attributable to a decrease in the average yield on interest earning assets from 7.41% for the three months ended June 30, 1998 to 7.05% for the same period in 1999 while overall average earning assets remained relatively stable. The reduction in average yield reflects a general decrease in interest rates on loans and investments for the comparable period.

Interest Expense. Total interest expense was $771,000 for the three months ended June 30, 1999, as compared to $757,000 for the same period in 1998. The $14,000 increase was the result of a $35,000 decrease in interest on deposits offset by a $49,000 increase in other interest expense.

Average deposits for the three month period ended June 30, 1999 amounted to $68.0 million as compared to $66.6 million for the same period in 1998. The decline in deposit interest is the result of a reduction in the average cost of deposits from 4.55% to 4.15% for the three months ended June 30, 1998 as compared to the same period for 1999.

Other interest expense of $16,000 for the three months ended June 30, 1998 related primarily to the debt associated with the purchase of the main office building. Interest expense of $65,000 for the comparable period in 1999 includes, in addition to the interest on the building debt, interest on $4.0 million of advances from the Federal Home Loan Bank.

Provision for Loan Losses. There was no provision for loan losses during the three month periods ended June 30, 1999 and 1998, and at the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .42% at June 30, 1999 and .41% at June 30, 1998.

Non-Interest Income. Non-interest income increased $11,000 for the three months ended June 30, 1999, as compared to the same period in 1998 primarily as the result of a $21,000 increase in customer service charges and other non-interest income offset by a decrease in commissions and profit sharing contingencies from insurance companies of $10,000.

Insurance commissions received by Dime are the largest component of non-interest income. Insurance commissions of $129,000 and $139,000 were received for the three months ended June 30, 1999, and 1998, respectively.

Non-Interest Expense. Total non-interest expense increased $82,000 or 11.58% for the three months ended June 30, 1998, compared to the three months ended June 30, 1999. Included in this increase is a $26,000 or 28.07% increase in occupancy and equipment expense caused by additional depreciation related to new teller equipment purchased in late 1998. Other non-interest expense

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

increased from $162,000 for the three months ended June 30, 1998 to $211,000 for the comparable period in 1999. Included in this increase were increases in marketing, legal and internal auditing costs.

Income Taxes. Income taxes decreased $73,000 from the three month period ended June 30, 1998, as compared to the same period in 1999 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 38.77% and 41.42% for the three months ended June 30, 1999 and 1998, respectively.

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

       10.1   Employment Agreement with Beverly D. Harris (2)

       10.2   Employment Agreement with William H. Ruegamer (4)

       10.3   Employee Stock Ownership Plan (1)

       10.4   Management Recognition and Development Plan (3)

       10.5   Stock Option Plan (3)

       21     Subsidiaries of the Registrant (4)

       27   Financial Data Schedule

-----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.
          (b) Report on Form 8-K
               No forms 8-K were filed during the quarter ended June 30, 1999.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.


By   s/s William H. Ruegamer                  August 13,1999
     ------------------------------------    ----------------
     William H. Ruegamer                          Date
     President & Chief Executive Officer
     (Principal Executive Officer)


By   s/s Linda M. Alkire                      August 13, 1999
     ------------------------------------    ----------------
     Linda M. Alkire                              Date
     Chief Financial Officer