Form 10QSB
period 1999-09-30
EMPIRE FEDERAL BANCORP INC
filed 1999-11-12
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                 FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

                                     OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT

            For the transition period from           to
                                           ---------    ---------

                         Commission File No. 0-28934


                        Empire Federal Bancorp, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                  81-0512374
---------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

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

      Class:  Common Stock, par value $.01 per share
              Outstanding at October 31, 1999: 2,001,270
Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                          EMPIRE FEDERAL BANCORP, INC.

                              INDEX TO FORM 10-QSB

                                                                        PAGE
PART I      FINANCIAL INFORMATION                                       ----

Item 1.     Financial Statements

               Consolidated Balance Sheets at September 30, 1999
               (unaudited) and December 31, 1998 ......................   1

               Consolidated Statements of Income for the Three
               and Nine Months Ended September 30, 1999 and 1998
               (unaudited).............................................   2

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1999 and 1998
               (unaudited).............................................   3

               Notes to Unaudited Interim Consolidated Financial
               Statements..............................................   4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................   7


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..........................................  14

Item 2.     Changes in Securities......................................  14

Item 3.     Defaults upon Senior Securities............................  14

Item 4.     Submission of Matters to a Vote of Security Holders........  14

Item 5.     Other Information..........................................  14

Item 6.     Exhibits and Reports on Form 8-K...........................  14


SIGNATURES.............................................................  15

Part I, Item 1 - Financial Statements
-------------------------------------

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                  September 30,  December 31,
                    Assets                                1999          1998
                    ------                        ------------  ------------
                                                   (unaudited)
Cash and due from banks                           $  1,054,611     2,092,487
Interest-bearing deposits                              743,673     3,061,310
                                                  ------------  ------------
       Cash and cash equivalents                     1,798,284     5,153,797

Investment and mortgage-backed securities
   available-for-sale                               41,561,032    39,865,809
Investment and mortgage-backed securities
   held-to-maturity (estimated market value of
   $6,883,342 at September 30, 1999 and
   $10,582,975 at December 31, 1998)                 6,874,255    10,497,993
Loans receivable, net                               56,234,919    49,499,156
Stock in Federal Home Loan Bank of Seattle, at
   cost                                              1,437,300     1,360,600
Accrued interest receivable                            421,708       353,145
Premises and equipment, net                          2,809,233     2,140,807
Prepaid expenses and other assets                      256,785       329,864
                                                  ------------  ------------
      Total assets                                $111,393,516   109,201,171
                                                  ============  ============
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
   Passbook Accounts                              $ 14,426,669    13,928,934
   NOW Accounts                                     16,299,901    14,757,910
   Certificates of Deposit                          39,593,123    37,725,753
                                                  ------------  ------------
         Total Deposits                             70,319,693    66,412,597
   Advances from Federal Home Loan Bank              6,000,000     4,000,000
   Note payable                                        606,098       647,443
   Advances from borrowers for taxes and insurance     384,801       232,492
   Accrued expenses and other liabilities            1,113,528     1,607,515
                                                  ------------  ------------
      Total liabilities                             78,424,120    72,900,047

Stockholders' equity:
   Preferred stock, par value $.01 per share,
      250,000 shares authorized, none issued
      and outstanding                                        -             -
   Common stock, par value $.01 per share,
      4,000,000 shares authorized, 2,592,100
      issued                                            25,921        25,921
   Additional paid-in capital                       25,297,321    25,277,770
   Unearned ESOP and MRDP compensation              (2,387,501)   (2,501,054)
   MRDP shares acquired                               (302,011)     (432,215)
   Retained earnings, substantially restricted      17,732,616    17,327,635
   Accumulated other comprehensive income, net       1,042,511     1,913,886
   Treasury shares acquired, at cost, 590,830
      and 369,698 shares at September 30, 1999
      and December 31, 1998 respectively            (8,439,461)   (5,310,819)
                                                  ------------  ------------
      Total stockholders' equity                    32,969,396    36,301,124
                                                  ------------   -----------

      Total liabilities and stockholders' equity  $111,393,516   109,201,171
                                                  ============  ============

See accompanying notes to unaudited interim consolidated financial statements.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              Three and Nine Months Ended September 30, 1999 and 1998

                                 Three Months Ended     Nine Months Ended
                                   September 30            September 30
                              ----------------------- -----------------------
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
                               (unaudited) (unaudited) (unaudited) (unaudited)
Interest income:
    Loans receivable          $ 1,065,305 $ 1,041,486 $ 3,158,232 $ 3,006,795
    Mortgage-backed securities    692,329     749,987   2,105,280   2,329,374
    Investment securities          54,867      82,590     132,026     289,633
    Other                          46,022      44,268     169,097     170,540
                              ----------- ----------- ----------- -----------
        Total interest income   1,858,523   1,918,331   5,564,635   5,796,342
                              ----------- ----------- ----------- -----------
Interest expense:
    Deposits                      728,321     732,890   2,117,152   2,211,511
    Advances from Federal
     Home Loan Bank and other      72,657      15,276     202,552      47,044
                              ----------- ----------- ----------- -----------
        Total interest expense    800,978     748,166   2,319,704   2,258,555
                              ----------- ----------- ----------- -----------
    Net interest income         1,057,545   1,170,165   3,244,931   3,537,787

Provision for loan losses               -           -           -           -
                              ----------- ----------- ----------- -----------
    Net interest income after
     provision for loan losses  1,057,545   1,170,165   3,244,931   3,537,787

Non-interest income:
    Insurance commission income   145,732     173,528     435,371     474,845
    Customer service charges       84,051      53,884     226,874     150,789
    Other                           3,793       3,968      20,380      18,915
                              ----------- ----------- ----------- -----------
         Total non-interest
          income                  233,576     231,380     682,625     644,549

Non-interest expense:
    Compensation and benefits     475,131     851,698   1,370,931   1,731,154
    Occupancy and equipment        95,360      71,952     300,920     237,164
    Deposit insurance premiums     25,883      26,995      60,763      61,949
    Other                         165,053     172,065     597,038     539,017
                              ----------- ----------- ----------- -----------
         Total non-interest
          expense                 761,427   1,122,710   2,329,652   2,569,284
                              ----------- ----------- ----------- -----------
           Income before
            income taxes          529,694     278,835   1,597,904   1,613,052

Income taxes                      206,605     148,176     624,404     687,223
                              ----------- ----------- ----------- -----------
         Net income           $   323,089 $   130,659 $   973,500 $   925,829
                              =========== =========== =========== ===========

Basic earnings per share      $      0.19 $      0.06 $      0.54 $      0.41
                              =========== =========== =========== ===========
Diluted earnings per share    $      0.19 $      0.06 $      0.54 $      0.41
                              =========== =========== =========== ===========
Dividends declared per share  $      0.10 $      0.08 $      0.30 $     0.235
                              =========== =========== =========== ===========

See accompanying notes to unaudited interim consolidated financial statements.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Nine Months Ended September 30, 1999 and 1998

                                                         Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                           1999          1998
                                                           ----          ----
                                                     (unaudited)   (unaudited)
Cash flows from operating activities:
   Net income                                       $   973,500   $   925,829
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                            -             -
         Depreciation                                   177,409       119,836
         ESOP shares committed to be released           123,230       168,860
         MRDP shares vested                             140,078       545,854
         Stock dividends reinvested in Federal Home
            Loan Bank                                   (76,700)      (73,500)
         Decrease (increase) in accrued interest
            receivable                                  (68,563)       72,616
         Decrease in prepaid expenses and other assets   73,079        96,392
         Increase (decrease) in accrued expenses and
            other liabilities                            63,122      (364,163)
                                                    -----------   -----------
               Net cash provided by operating
                  activities                          1,405,155     1,491,724

Cash flows from investing activities:
   Net change in loans receivable                    (6,735,763)   (4,177,255)
   Proceeds from matured or called investment
      securities held-to-maturity                             -     1,500,200
   Principal payments on mortgage-backed
      securities held-to maturity                     3,623,738     9,777,288
   Purchases of investment securities
      available-for-sale                             (1,000,000)     (500,000)
   Proceeds from matured or called investment
      securities available for sale                           -     4,500,000
   Principal payments on mortgage-backed securities
                  available-for sale                  8,453,051     6,413,003
   Purchases of mortgage-backed securities
                  available-for-sale                (10,576,758)  (11,006,709)
      Purchases of premises and equipment              (845,835)     (121,648)
                                                    -----------   -----------
               Net cash provided by (used in)
               investing activities                  (7,081,567)    6,384,879

Cash flows from financing activities:
   Net change in deposits                             3,907,096    (1,445,885)
   Proceeds from advances from FHLB                   2,000,000             -
   Repayment of note payable                            (41,345)      (37,675)
   Net change in advances from borrowers for taxes
      and insurance                                     152,309       194,313
   Dividends paid                                      (568,519)     (553,293)

   Funding of MRDP trust                                      -      (926,976)
   Purchase of treasury stock                        (3,128,642)   (3,646,919)
                                                    -----------   -----------
                  Net cash provided by (used in)
                  financing activities                2,320,899    (6,416,435)
                                                    -----------   -----------
Net increase (decrease) in cash and cash
  equivalents                                        (3,355,513)    1,460,168

Cash and cash equivalents, beginning of period        5,153,797     2,904,031
                                                    -----------   -----------
Cash and cash equivalents, end of period            $ 1,798,284   $ 4,364,199
                                                    ===========   ===========
Cash paid during the period for:
   Interest                                         $ 2,139,000   $ 2,238,000
   Income taxes                                         544,000       899,000
                                                    ===========   ===========

See accompanying notes to unaudited interim consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1999

Note 1   Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles or audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the nine months ended September 30, 1999, and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2   Comprehensive Income
         --------------------

The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income for the noted periods:

Nine Months Ended                       Three Months Ended
-----------------                       ------------------
September 30, 1999  September 30, 1998  September 30, 1999  September 30, 1998
------------------  ------------------  ------------------  ------------------

$102,125               $1,254,135            $209,663            $304,183
========               ==========            ========            ========

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 3   Earnings Per Share
         ------------------

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At September 30, 1999, there were 21,713 allocated shares and 10,368 committed to be released ESOP shares. There were 43,851 vested MRDP shares.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At September 30, 1999, outstanding stock options and unvested MRDP shares did not result in dilution of EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                           For the nine months ended September 30
                    ---------------------------------------------------------
                                  1999                         1998
                    ---------------------------   ---------------------------
                     Net                          Net
                     Income    Shares     Per-    Income     Shares    Per-
                     (Numer-   (Denomi-   Share   (Numer-    (Denomi-  Share
                     ator)     nator)     Amount  ator)      nator)    Amount
                     -------   --------   ------  -------    --------  ------
Basic EPS

 Net income available
  to common
  stockholders       $973,500  1,803,619  $0.54   $925,829   2,276,773  $0.41
                     ========             =====                         =====
Effect of Dilutive
 Securities
 Stock Options                         -                         3,289

 Unvested MRDP
  shares                               -                         2,095
                               ---------                     ---------
Diluted EPS

 Income available
  to common
  stockholders
  plus assumed
  conversion         $973,500  1,803,619  $0.54   $925,829   2,282,157  $0.41
                     ========  =========  =====   ========   =========  =====


                           For the three months ended September 30
                    ---------------------------------------------------------
                                  1999                         1998
                    ---------------------------   ---------------------------
                     Net                          Net
                     Income    Shares     Per-    Income     Shares    Per-
                     (Numer-   (Denomi-   Share   (Numer-    (Denomi-  Share
                     ator)     nator)     Amount  ator)      nator)    Amount
                     -------   --------   ------  -------    --------  ------
Basic EPS

Net income available
 to common
 stockholders        $323,089  1,731,840  $0.19   $    130   2,171,346  $0.06
                     ========             =====                         =====

Effect of Dilutive
 Securities
 Stock Options                         -                             -

 Unvested MRDP
  shares                               -                             -
                               ---------                     ---------
Diluted EPS

 Income available
  to common
  stockholders
  plus assumed
  conversion         $323,089  1,731,840  $0.19   $130,659   2,171,346  $0.06
                     ========  =========  =====   ========   =========  =====

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 4   Cash Dividend Declared
         ----------------------

On October 19, 1999, the Board of Directors declared a quarterly cash dividend of $.010 per common share to stockholders of record on November 10, 1999, payable on November 24, 1999.


Note 5   Capital Compliance
         ------------------

The following table presents Empire's compliance with its regulatory capital requirements at September 30, 1999 (dollars in thousands):

                                                             Percentage
                                                    Amount   of Assets
                                                    ------   ---------

       GAAP capital(1)                            $ 30,132      27.05%
                                                  ========      ======

       Tangible capital                           $ 28,653      26.25%
       Tangible capital requirement                  1,637       1.50%
                                                  --------      ------
          Excess                                  $ 27,016      24.75%
                                                  ========      ======

       Core capital                               $ 28,653      26.25%
       Core capital requirement                      3,275       3.00%
                                                  --------      ------
          Excess                                  $ 25,378      23.25%
                                                  ========      ======

       Total risk-based capital(2)                $ 29,943      61.04%
       Total risk-based capital requirement(2)       3,924       8.00%
                                                  --------      ------
          Excess                                  $ 26,019       53.04%
                                                  ========       ======

             (1) GAAP capital includes unrealized  gains on certain available-
                 for-sale securities of $1,042,000 and $437,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
             (2) Based on risk-weighted assets of $49,056,000.

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

The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income consists of service charges on NOW accounts and other fees, and insurance commissions. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, and policies concerning monetary and fiscal affairs, housing, and financial institutions and the attendant actions of the regulatory authorities.

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

Year 2000 Issues
As the Year 2000 approaches, significant concerns have been expressed regarding the ability of existing computer software programs and operating systems to function properly with respect to data containing dates in the Year 2000 and thereafter. Many existing application software products were designed to accommodate only a two digit year. The Bank's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 issues. Both the Bank and the Company are reliant on third-party vendors for most of their data processing needs as well as certain other significant functions and services.

For nearly two years the Bank has been investigating and addressing potential Year 2000 problems. In the course of this process Empire has examined its computer systems, phone systems, mailing and fax capabilities, office environmental systems, and servicer relationships related to daily business processing, ATM processing, ACH processing, check processing, wire transfers processing, travelers check processing, and all other relevant out-sourced services. The general Y2K plan is currently on

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

schedule with respect to implementation. As of September 30, 1999 all areas of potential impact directly addressable by the Bank appear to be Year 2000 compliant. Areas to be addressed by third-party vendors have been represented as either fully compliant or on schedule for full compliance. The Company's plan for a comprehensive second round of testing of third-party provided data systems, was completed during April 1999. Both rounds of testing, focusing on critical operational systems, were successful.

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

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

In our continuing preparation for the Year 2000 the Bank has developed a Contingency Plan to meet possible failure in our critical systems of data processing, power, and communications. The basic Y2K Contingency Plan was approved by the Board of Directors in the second quarter of 1999, but will continue to be updated through the remainder of 1999.

Financial Condition
Consolidated assets increased by approximately $2.2 million, or 2.0%, from $109.2 million at December 31, 1998 to $111.4 million at September 30, 1999.

Except for the $1.4 million decrease in the market value of investments and mortgage-backed securities available-for-sale, the consolidated balance sheet was not materially affected by market conditions between December 31, 1998 and September 30, 1999. Net maturities and payments of $3.6 million reduced investment and mortgage-backed securities held-to-maturity from $10.5 million at December 31, 1998, to $6.9 million at September 30, 1999. Net loans increased $6.7 million or 13.6%.

Deposits increased from $66.4 million at December 31, 1998 to $70.3 million, or 5.9% at September 30, 1999.

Premises and equipment increased by $668,000, or 31.2% from $2.1 million at December 31, 1998 to $2.8 million at September 30, 1999 primarily as the result of the purchase of property in Billings, Montana for a new branch facility.

Stockholders' equity decreased from $36.3 million at December 31, 1998, to $33.0 million at September 30, 1999. The change is the result of net income of $974,000, the release of ESOP shares in the amount of $123,000 and a decrease of $871,000 related to the decrease in market value of securities available-for-sale. In addition, 8,166 shares of the MRDP vested and unearned MRDP compensation was reduced by $140,000. Shareholders' equity was also decreased by the payments of $569,000 in dividends. During the nine-month period ended September 30, 1999, the Company repurchased 221,132 shares of its common stock in the open market for an average price of $14.15 per share for a total of $3.1 million. There were 590,830 shares held in the treasury at September 30, 1999, and 369,698 shares at December 31, 1998.

Asset Quality
At September 30, 1999, the Bank had no nonaccrual loans. At September 30, 1999, the Bank had seven loans delinquent over 30 days amounting to $226,000 of which one loan amounting to $10,000 was delinquent over 90 days. The Bank has no real estate acquired through foreclosure.

Results of Operations
The operating results of the Bank depend primarily on its net interest income. The Bank's net interest income is determined by its interest rate spread, which is the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. The Bank's net earning are also affected by the establishment of provisions for loan losses and the level of its other non-interest income, including insurance commission income and deposit service charges, as well as its other expenses and income tax provisions.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 1998

Net Income. Net income increased by $48,000 to $974,000 for the nine months ended September 30, 1999, as compared to $926,000 for the same period in 1998. There are several factors related to the increase in net income. Net Income for the period ended September 30, 1998 included a $395,000 charge to compensation expense related to the accelerated vesting of shares under the Management Recognition and Development Plan which was not a recurring event in 1999. Further, net interest income decreased from $3.5 million for the nine months ended September 30, 1998 to $3.2 million for the same period in 1999 due primarily to a reduction in interest rate spread from 3.02% to 2.89%. Offsetting this decline is a $38,000 increase in non-interest income.

Interest Income. Total interest income decreased by $232,000, or 4.0%, for the nine months ended September 30, 1999 as compared to the same period in 1998. The decline was primarily attributable to a decrease in the average yield on interest earning assets from 7.49% for the nine months ended September 30, 1998 to 7.09% for the same period in 1999 while overall average earning assets increased by approximately $1.5 million. The reduction in average yield reflects a general decrease in interest rates on loans and investments for the comparable periods.

Interest Expense. Total interest expense was $2.3 million for the nine months ended September 30, 1999 and 1998.

Average deposits for the nine month period ended September 30, 1999 amounted to $68.3 million as compared to $66.6 million for the same period in 1998. Interest on deposits decreased $94,000 for the nine months ended September 30, 1998 as compared to the same period in 1999. The decline in deposit interest is primarily the result of a reduction in the average cost of deposits from 4.47% to 4.13% for the nine months ended September 30, 1998 as compared to the same period for 1999.

Other interest expense of $47,000 for the nine months ended September 30, 1998 related primarily to the debt associated with the purchase of the main office building. Interest expense of $203,000 for the comparable period in 1999 includes, in addition to the interest on the building debt, interest on advances from the Federal Home Loan Bank.

Provision for Loan Losses. There was no provision for loan losses during the nine month periods ended September 30, 1999 and 1998, and at the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .39% at September 30, 1999 and .40% at September 30, 1998.

Non-Interest Income. Non-interest income increased $38,000 for the nine months ended September 30, 1999, as compared to the same period in 1998 primarily as the result of a $77,000 increase in customer service charges and other non-interest income offset by a decrease in commissions and profit sharing contingencies from insurance companies of $39,000.

Insurance commissions received by Dime are the largest component of non-interest income. Insurance commissions of $435,000 and $474,000 were received for the nine months ended September 30, 1999, and 1998, respectively.

Non-Interest Expense. Total non-interest expense decreased $240,000 or 9.3% from the nine months ended September 30, 1998, compared to the nine months ended September 30, 1999.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Included in this decrease is a reduction in compensation expense of $360,000 related to the previously mentioned $395,000 accelerated vesting of the MRDP shares for the period ended September 30, 1998. Offsetting this decrease is a $64,000 or 26.9% increase in occupancy and equipment expense caused by additional depreciation related to new teller equipment purchased in late 1998. Other non-interest expense increased from $539,000 for the nine months ended September 30, 1998 to $597,000 or 10.8% for the comparable period in 1999. Included in this increase were increases in marketing, legal and internal auditing costs.

Income Taxes. Income taxes decreased $63,000 from the nine month period ended September 30, 1998, as compared to the same period in 1999 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 39.08% and 42.60% for the nine months ended September 30, 1999 and 1998, respectively. The federal and state tax rate for the nine months ended September 30, 1998 is higher than the comparable period in 1999 due to a portion of the MRDP charge in 1998 not being deductible.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998

Net Income. Net income increased by 192,000 to $323,000 for the three months ended September 30, 1999, as compared to $131,000 for the same period in 1998. There are several factors related to the increase in net income. Net income for the period ended September 30, 1998 included a $395,000 charge to compensation expense related to the accelerated vesting of shares under the Management Recognition and Development Plan which was not a recurring event in 1999. Further, net interest income decreased $113,000 to $1.1 million at September 30, 1999 from $1.2 million for the comparable period in 1998 due primarily to a reduction in interest spread.

Interest Income. Total interest income decreased by $60,000, or 3.1%, for the three months ended September 30, 1999 as compared to the same period in 1998. The decline was primarily attributable to a decrease in the average yield on interest earning assets from 7.47% for the three months ended September 30, 1998 to 6.98% for the same period in 1999 while overall average earning assets increased by $3.2 million. The reduction in average yield reflects a general decrease in interest rates on loans and investments for the comparable period.

Interest Expense. Total interest expense was $801,000 for the three months ended September 30, 1999, as compared to $748,000 for the same period in 1998. The $53,000 increase was the result of a $5,000 decrease in interest on deposits offset by a $58,000 increase in other interest expense.

Average deposits for the three month period ended September 30, 1999 amounted to $70.1 million as compared to $66.7 million for the same period in 1998. The decline in deposit interest is the result of a reduction in the average cost of deposits from 4.43% to 4.16% for the three months ended September 30, 1998 as compared to the same period for 1999.

Other interest expense of $15,000 for the three months ended September 30, 1998 related primarily to the debt associated with the purchase of the main office building. Interest expense of $73,000 for the comparable period in 1999 includes, in addition to the interest on the building debt, interest on advances from the Federal Home Loan Bank.

Provision for Loan Losses. There was no provision for loan losses during the three month periods ended September 30, 1999 and 1998, and at the end of both periods the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .39% at September 30, 1999 and .40% at September 30, 1998.

Non-Interest Income. Non-interest income increased $2,000 for the three months ended September 30, 1999, as compared to the same period in 1998 primarily as the result of a $30,000 increase in customer service charges and other non-interest income offset by a decrease in commissions and profit sharing contingencies from insurance companies of $28,000.

Insurance commissions received by Dime are the largest component of non-interest income. Insurance commissions of $146,000 and $174,000 were received for the three months ended September 30, 1999, and 1998, respectively.

Non-Interest Expense. Total non-interest expense decreased $361,000 or 32.2% from the three months ended September 30, 1998, as compared to the three months ended September 30, 1999. Included in this decrease is a reduction in compensation expense of $377,000 related to the

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

previously mentioned $395,000 accelerated vesting of the MRDP shares for the three months ended September 30, 1998.

Income Taxes. Income taxes increased $58,000 from the three month period ended September 30, 1998, as compared to the same period in 1999 as the result of the increase in income before income taxes. The effective combined federal and state tax rate was 39.0% and 53.1% for the three months ended September 30, 1999 and 1998, respectively. The federal and state tax rate for the three months ended September 30, 1998 is higher than the comparable period in 1999 due to a portion of the MRDP charge in 1998 not being deductible.

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

      10.1  Employment Agreement with Beverly D. Harris (2)

      10.2  Employment Agreement with William H. Ruegamer (4)

      10.3  Employee Stock Ownership Plan (1)

      10.4  Management Recognition and Development Plan (3)

      10.5  Stock Option Plan (3)

      21    Subsidiaries of the Registrant (4)

      27    Financial Data Schedule

---------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.
        (b) Report on Form 8-K
              No forms 8-K were filed during the quarter ended September 30, 1999.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.


By    /s/ William H. Ruegamer                      November 12, 1999
      ------------------------------------       --------------------
      William H. Ruegamer                               Date
      President & Chief Executive Officer
      (Principal Executive Officer)



By    /s/ Linda M. Alkire                          November 12, 1999
      ------------------------------------       --------------------
      Linda M. Alkire                                   Date
      Chief Financial Officer