Form 10KSB40
period 1999-12-31
EMPIRE FEDERAL BANCORP INC
filed 2000-03-29
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         ---------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-28934

                             EMPIRE FEDERAL BANCORP, INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                                 81-0512374
-------------------------------------------               --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification No.)

123 South Main Street, Livingston, Montana                            59047
-------------------------------------------                        ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (406) 222-1981
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                                   ---    ---

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.  YES  x   NO
                                                        ---     ---

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "EFBC" on March 13, 2000, was $20,221,579 (1,817,670 shares at $11.125 per share).
It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders are affiliates.

     The Registrant's revenues for the year ended December 31, 1999 were $8,521,868.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the year ended December 31, 1999 (Parts I and II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                               ---    ---

                                   PART I

Item 1.  Business
-----------------

     Empire Federal Bancorp, Inc. (the "Corporation"), a Delaware corporation, was incorporated on September 20, 1996 for the purpose of becoming the holding company for Empire Federal Savings Bank ("Empire Federal" or the "Bank") (the Corporation and Empire Federal shall at times be referred to as the "Corporation") upon Empire Federal's conversion from a federal mutual stock savings and loan association to a federal stock bank ("Conversion"). The Conversion was completed on January 23, 1997. At December 31, 1999, the Corporation had total assets of $114.5 million, total deposits of $71.4 million and stockholders' equity of $32.8 million. The Corporation has not engaged in any significant activity other than holding the stock of Empire Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Empire Federal.

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

     The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one- to four- family residential dwellings. The Bank considers Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management expects to open the new branch in April 2000. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one- to four- family residential properties. The portfolio also includes U.S. Government agency securities. Investment securities, including mortgage-backed securities and FHLB stock, totaled $49.0 million, or 42.8% of total assets, at December 31, 1999. In addition to interest and dividend income on loans and investments, the Bank receives other income from the sale of insurance products through its wholly-owned subsidiary, Dime Service Corporation.

     As evidenced by the new branch in Billings and an increase in commercial and business loans in 1999, the Corporation's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. This new strategy may subject the Corporation to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision for loan losses which exceed historical levels, provision for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Corporation will be successful in implementing this new business strategy or in managing growth. For further information regarding the segments of the Corporation's business, see Note 18 of the Notes to Consolidated Financial Statements in the Annual Report incorporated herein by reference.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated. The Bank had no concentration of loans of a given category exceeding 10% of total gross loans other than as set forth below.

                                                 At December 31,
                                 -------------------------------------------
                                       1999                    1998
                                 -----------------        ------------------
                                  Amount  Percent         Amount    Percent
                                  ------  -------         ------    -------
                                             (Dollars in Thousands)

 One- to four-family...........  $41,724    67.99%       $39,941     79.51%
 Multi-family..................    5,308     8.65          4,731      9.42
 Commercial real estate........    7,108    11.58          2,227      4.43
 Commercial....................    1,789     2.92             --        --
 Consumer......................    2,546     4.15          2,595      5.17
 Share loans...................      486      .78            474       .94
 Construction..................    2,409     3.93            265       .53
                                 -------   -------       -------    ------
   Total.......................   61,370   100.00%        50,233    100.00%
                                           ======                   ======
  Less:
   Loans in process............    1,224                     208
   Deferred loan origination
    fees and costs.............      350                     306
   Allowance for loan losses...      226                     220
                                 -------                 -------
     Total loans, net..........  $59,570                 $49,499
                                 =======                 =======

     Permanent Residential One- to Four-Family Mortgage Loans. Historically, the primary lending activity of the Bank has been the origination for portfolio of permanent residential one- to four-family first mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 1999, $41.7 million, or 67.99%, of the Bank's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans, with an average balance of $61,000.

     The Bank presently originates for its portfolio fixed-rate mortgage loans secured by non-owner occupied one-to four family properties with terms of up to 20 years and up to 30 years for owner-occupied residential properties. At December 31, 1999, $40.3 million, or 65.61% of the total loans before net items were fixed rate one- to four-family loans and $1.4 million, or 2.38%, were adjustable rate mortgage ("ARM") loans. The Bank has offered two ARM loan products for portfolio which adjust annually subject to a limitation on the annual increase of 1.5% to 2.0% and an overall limitation of 5.0% or to a specific ceiling rate. These ARM products utilize either the OTS Monthly Median Cost of Funds Index or the Semi-Annual Cost of Funds

Index ("COFI"). Loans based on COFI constitute a majority of the Bank's ARM loans. The COFI is a lagging model index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment.

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

     Construction Loans. The Bank originates construction loans primarily for the construction of single-family residences and multi-family properties. Construction loans generally convert to a permanent loan upon the completion of construction. Construction loans generally begin to amortize as permanent mortgage loans after the construction period (typically six months) is completed, unless extended. At December 31, 1999, construction loans amounted to $2.4 million, or 3.93%, of the Bank's total loan portfolio, before net items as compared to $265,000 or .53% at December 31, 1998. Included in this balance is a construction loan of $1.2 million for a hotel renovation. Construction loans have rates and terms which generally match the non-construction loans then offered by the Bank, except that during the construction phase, the borrower pays only interest on the loan. The borrower is qualified at the interest rate for the permanent loan. The Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Bank periodically reviews the progress of the underlying construction project. Construction lending is generally limited to the Bank's primary lending areas and is underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction and the possibility of costs exceeding the initial estimates.

     Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At December 31, 1999, the Bank's loan portfolio included $5.3 million in multi-family loans and $7.1 million in commercial real estate loans as compared to $4.7 million and $2.2 million respectively at December 31, 1998.

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

     Multi-family and commercial real estate loans originated by the Bank are predominately fixed-rate loans with terms to maturity of 15 to 20 years. The Bank's commercial real estate portfolio consists of loans on a variety of properties located in the Bank's primary market area, including office buildings and churches. Multi-family loans generally are secured by small to medium-sized apartment buildings. Appraisals on properties, which secure multi-family and commercial real estate loans, are performed by an independent appraiser engaged by the Bank before the loan is made. Underwriting of commercial and multi-family loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers. The Bank imposes a debt coverage ratio of 1.25x to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments plus provide an acceptable return to the investor. Operating statements on each multi-family and commercial real estate loan are required and reviewed by management on an annual basis.

     At December 31, 1999, the average loan balance of the Bank's multi-family loans was $279,000. At December 31, 1999, the Bank had five multi-family loans with two borrowers with an aggregate balance of $2.3 million, and the Bank had one commercial loan in excess of $250,000 which is a loan collaterized by a motel for $1.4 million. All of the properties securing multi-family loans are located in the Bank's primary market area with the exception of one participation loan on a property located in California with a balance at December 31, 1999 of $310,000.

     Consumer Lending. The Bank's consumer loan portfolio consists primarily of home equity, home improvement, share loans and, to a substantially lesser extent, mobile home and automobile loans. At December 31, 1999 the Bank's consumer loans totalled approximately $3.0 million, or 4.93%, of the Bank's gross loans of which $2.3 million, or 3.72%, consisted of home equity and home improvement loans.

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

     Commercial Business Lending. During 1999, the Bank began to offer commercial loans to its customers. The Bank's commercial business lending activities focuses primarily on small to medium size business owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 1999, commercial business loans amounted to $1.8 million, or 2.92% of total loans.

     Commercial business loans may be unsecured loans, but generally are secured by various types of business collateral other than real estate (i.e., inventory, equipment, etc.). In many instances, however, such loans are often also secured by junior liens on real estate. Commercial business loans are either lines of credit or term loans. Lines of credit are generally renewable and made for a one-year term. Lines of credit are generally variable rate loans indexed to the prime rate. Term loans are generally originated with three to five year maturities, with a maximum of seven years, on a fully amortizing basis. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     At December 31, 1999, one commercial line of credit amounting to $464,000 was 30 days delinquent. Management does not anticipate any loss on this credit.


     Maturity of Loan Portfolio.  The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1999.  The table does not include prepayments of scheduled principal repayments.  All loans are shown as maturing based on contractual maturities.

                                                    Commercial                         Consumer
                               1-4         Multi-     Real        Con-      Comm-      and
                               Family      family     Estate    struction   ercial     Share      Total
                               -------     ------     ------    ---------   ------     -----      -----
                                                             (In Thousands)

  Amounts Due:
  Within 3 months............. $    14     $   --     $   --     $  670     $   40     $  146     $   870
      3 months to 1 year......     377         --         31      1,739        682        266       3,095

  After 1 year:
      1 to 3 years...........      168        905      1,813         --        834        592       4,312
      3 to 5 years...........    1,430        186      3,323         --        198        364       5,501
      5 to 10 years..........    6,304      1,812      1,728         --         35        586      10,465
      10 to 20 years.........   22,316      2,405        213         --         --        909      25,843
      Over 20 years..........   11,115         --         --         --         --        169      11,284
                               -------     ------     ------     ------     ------     ------     -------
  Total due after one year...   41,333      5,308      7,077         --      1,067      2,620      57,405
                               -------     ------     ------     ------     ------     ------     -------
  Total amount due...........  $41,724     $5,308     $7,108     $2,409     $1,789     $3,032      61,370
  Less:                        =======     ======     ======     ======     ======     ======
   Allowance for loan loss...                                                                         226
   Loans in process..........                                                                       1,224
   Deferred loan fees........                                                                         350
                                                                                                  -------
  Loans receivable, net......                                                                     $59,570
                                                                                                  =======



     The following table sets forth the dollar amount of all loans due after December 31, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                                                   Fixed-     Floating- or
                                                   Rates    Adjustable-Rates     Total
                                                   -----    ----------------     -----
                                                             (In Thousands)

One- to four-family......................         $40,267        $1,457        $41,724
Multi-family.............................           4,729           579          5,308
Commercial Real Estate...................           5,502         1,606          7,108
Construction.............................           2,409            --          2,409
Commercial...............................             366         1,423          1,789
Consumer and share.......................           2,648           384          3,032
                                                  -------        ------        -------
    Total................................         $55,921        $5,449        $61,370
                                                  =======        ======        =======

                                                         6

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

     Loan Solicitation and Processing. Real estate loan customers are solicited through advertising media and contacts with local real estate brokers. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. All of the Bank's lending is subject to its written nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Bank's Board of Directors.

     All loans over $350,000 must be approved by the Bank's Loan Committee, which consists of any three members of the Board of Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. Because the Bank originates loans for its own portfolio, many of the loans do not comply with all secondary market documentation criteria. This practice has enabled the Bank to develop an expedited loan application and approval process which management believes provides it with a competitive advantage in its primary market area while continuing to maintain its underwriting standards. Management of the Bank also believes its local decision-making capabilities is an attractive quality to customers within its market area. The Bank's loan approval process allows loans to be approved and closed in approximately four weeks or less.

     Loan Commitments.   Loan commitments typically contain a termination date
of 30 days from the date of the commitment letter that is issued at the time the loan is approved. The Bank had outstanding loan commitments of approximately $5.8 million at December 31, 1999, most of which were for fixed rate/single maturity payment loans.

     Loan Originations, Sales and Purchases. During the year ended December 31, 1999, the Bank's total gross loan originations were $25.5 million.

     The Bank has occasionally originated or participated in loans secured by properties outside the State of Montana. These properties are primarily located in California but also include loans secured by one to four-family properties in Massachusetts, New Mexico, Arizona and Colorado. At December 31, 1999, these loans amounted to $1.1 million and consisted of (i) $475,000 in permanent residential one- to four-family mortgage loans, (ii) $348,000 in multi-family loans, and (iii) a participation interest in a commercial real estate loan for $310,000. The Bank has purchased loan participation interests primarily during periods of reduced loan demand in its market area. At December 31, 1999, the Bank had five participations in its primary market area with a balance of $197,000. Any such purchases are made in conformance with the Bank's underwriting standards. The Bank may decide to purchase additional loans outside its market area in the future depending upon the demand for mortgage credit in its market area, however, it has not purchased any participation interests outside of its primary market area during the past five years.

     Historically, the Bank has been a portfolio lender, maintaining the residential mortgage loans it originates in its portfolio rather than selling them in the secondary market. Subject to market conditions, management anticipates that the new branch in Billings will utilize and expand sales of mortgage loans in the secondary market during the year 2000.

     The following table sets forth the Bank's originations and loan sales and principal repayments during the periods indicated. Predominately all mortgage loan originations during the periods indicated were fixed-rate loans.

                                            Year Ended December 31,
                                           -------------------------
                                            1999               1998
                                            ----               ----
                                                 (In Thousands)
  Total gross loans receivable at
    beginning of period....... .......     $50,233           $48,313

  Loans originated:
   One- to four-family................       9,027            12,964
   Multi-family.......................       1,809               480
   Construction.......................       4,762             1,108
   Commercial real estate.............       7,158             1,550
   Commercial.........................       1,443                --
   Consumer...........................       1,299             1,063
                                           -------           -------
     Total loans originated...........      25,498            17,165

  Loans sold:
   Whole loans........................          --                --
   Participations sold................          --                --
                                           -------           -------
     Total loans sold.................          --                --
                                           -------           -------

  Loan principal repayments...........     (14,361)          (15,245)
                                           -------           -------
  Net loan activity...................      11,137             1,920
                                           -------           -------
     Total gross loans receivable
      at end of period................     $61,370           $50,233
                                           =======           =======

     Loan Origination and Other Fees. The Bank charges loan origination fees, which are a percentage of the principal amount of the mortgage loan. The amount of fees charged by the Bank is generally up to 1% for mortgage loans and 2% for construction loans. The Bank generally does not charge fees for home equity loans. Current accounting standards require that origination fees received (net of certain loan origination costs) be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $350,000 in net deferred loan fees at December 31, 1999.

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

     The Bank's Board of Directors is informed monthly as to the status of all loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

     Except for one nonaccrual loan amounting to $14,000, the Bank did not have any nonaccrual loans, accruing loans contractually past due 90 days or more as to principal or interest payments, or troubled debt restructurings within the meaning of Statement of Financial Accounting Standards, ("SFAS") No. 15 at December 31, 1999 and 1998. Loans amounting to $782,000 and $1.1 million were past due, but still accruing at December 31, 1999 and 1998, respectively.

     Real Estate Owned. The Bank had no real estate acquired through foreclosure or in satisfaction of loans at December 31, 1999 or 1998.

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

     At December 31, 1999, the Bank had two substandard loans totaling $24,000 and at December 31, 1998 had two substandard loans totaling $12,000.

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

     At December 31, 1999, the Bank had an allowance for loan losses of $226,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations in accordance with generally accepted accounting principles, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will continue to be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                            Year Ended December 31,
                                           -------------------------
                                            1999               1998
                                            ----               ----
                                                 (In Thousands)
  Total loans outstanding before net
   items . . . . . . . . . . . . . . .     $61,370           $50,233
                                           =======           =======
  Allowance balance at beginning
   of year............................     $   220           $   200
                                           -------           -------
  Provision...........................
    One-to-four family................          18                20
    Consumer..........................          --                --
                                           -------           -------
  Total...............................          18                20
                                           -------           -------
  Net charge-offs.....................
    Commercial........................           9                --
    One-to-four family................          --                --
    Consumer..........................           3                --
                                           -------           -------
  Total...............................          12                --
                                           -------           -------
  Allowance balance at end of year....     $   226           $   220
                                           =======           =======
  Allowance for loan losses as a percent
   of total loans outstanding.........        0.38%             0.44%
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

                                                 At December 31,
                                      --------------------------------------
                                             1999                1998
                                      ------------------  ------------------
                                                % of                % of
                                                Loans               Loans
                                                in Each             in Each
                                                Category            Category
                                                to Total            to Total
                                      Amount    Loans     Amount    Loans
                                      ------    -----     ------    -----
                                             (Dollars in Thousands)

  One- to four-family.............     $140     67.99%     $140     79.51%

  Commercial real estate..........       40     11.58        40      4.43
  Commercial......................       --      2.92        --        --
  Multi-family....................       25      8.65        25      9.42
  Construction....................        9      3.93        --        53
  Consumer and share..............       12      4.93        15      6.11
                                       ----    ------      ----    ------
    Total allowance...............     $226    100.00%     $220    100.00%
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

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 1999, the Bank's regulatory liquidity of 9.54% was significantly in excess of the 4% required by Office of Thrift Supervision (the "OTS") regulations. The securities in the Bank's investment portfolio provide it with liquidity for funding loan originations and enables the Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Corporation's 1999 Annual Report to Stockholders incorporated herein by reference.

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

     At December 31, 1999, the Bank's investment and mortgage-backed securities portfolio totaled $47.5 million and consisted principally of U.S. Government and agency obligations and U.S. Government and agency mortgage-backed securities. At December 31, 1999, the Bank had investment securities available-for-sale with an estimated market value of $5.1 million, which includes stock in the FHLMC and two mutual funds, the assets of which consisted of ARM loans and U.S. Government and agency securities. The FHLMC common stock at December 31, 1999 had an amortized cost of $55,000 and an estimated market value of $2.3 million. The market value of the FHLMC common stock has increased significantly since its purchase in the mid-1980's. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     U.S. Government and Agency Obligations. At December 31, 1999, the Bank's portfolio of U.S. Government and agency obligations had a carrying value of $2.5 million maturing in 2006. At December 31, 1999, the interest rates on these obligations ranged from 6.88% to 7.52%.

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Bank as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (iii) enable the Bank to use mortgage-backed securities as collateral for financing; and (iv) invest excess funds during periods of reduced loan demand. Included in the Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits ("REMICs"), which mature between 2008 and 2028 and have interest rates based primarily on the rate paid on U.S. Treasury securities and the COFI. At December 31, 1999, net mortgage-backed securities totaled $42.4 million, or 37.04%, of total assets. At December 31, 1999, $9.8 million of the mortgage-backed securities had adjustable rates of interest and $32.6 million had fixed rates. The mortgage-backed securities portfolio had coupon rates ranging from 5.81% to 12.75% and had a weighted average yield of 6.51% during the year ended December 31, 1999. At December 31, 1999, the amortized cost of the Bank's mortgage-backed securities held to maturity was $6.4 million.

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

     REMICs are generally created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Investment practices of the Bank prohibit the purchase of high risk REMICs. The Bank held REMICs with a net carrying value of $16.1 million at December 31, 1999. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At December 31, 1999, the Bank did not own any privately issued REMICs.

     Thrift Bulletin Number 52 ("TB-52"), the OTS Policy Statement on securities portfolio policies and unsuitable investment practices, requires that institutions classify mortgage derivative products acquired, including REMICs and certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At December 31, 1999, the Bank held $3.8 million securities that are identified under TB-52 as "high-risk mortgage securities." The Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

     Derivatives also include "off balance sheet" financial products whose value is derived from the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments.

     Of the Bank's $42.4 million mortgage-backed securities portfolio at December 31, 1999, $4.7 million had contractual maturities within six years and $37.7 million had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     The following table sets forth information regarding the Bank's mortgage-backed securities (including REMICs) activity for the periods indicated.

                                                Year Ended December 31,
                                              ---------------------------
                                                1999               1998
                                                ----               ----
                                                     (In Thousands)

   Beginning balance......................     $45,369            $47,641
                                               -------            -------
   Mortgage-backed securities purchased...      15,601             21,835

   Amortization of premiums and discounts.         (70)               141

   Principal repayments and change in
    fair market value.....................     (18,473)           (24,248)
                                               -------            -------
         Ending balance...................     $42,427            $45,369
                                               =======            =======

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                   At December 31,
                                      ---------------------------------------
                                             1999                 1998
                                      ------------------   ------------------
                                                Percent              Percent
                                       Amount   of Total    Amount   of Total
                                       ------   --------    ------   --------
                                            (Dollars in Thousands)

  Mortgage-backed securities:
   REMIC..........................    $16,062    37.86%     $14,549    32.07%
   GNMA...........................      5,635    13.28        6,862    15.13
   FNMA...........................     17,287    40.74       16,547    36.47
   FHLMC..........................      3,443     8.12        7,411    16.33
                                      -------   ------      -------   ------
     Total........................    $42,427   100.00%     $45,369   100.00%
                                      =======   ======      =======   ======

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities portfolio as of December 31, 1999:

                     Contractual Maturities Due in Year(s) Ended December 31,
                     --------------------------------------------------------
                                            2003     2006    2016
                                             to       to     and
                      2000    2001   2002   2005     2015  Thereafter Total
                      ----    ----   ----   ----     ----  ---------- -----
                                       (In Thousands)

Mortgage-backed
 securities......... $1,382  $1,052  $ 26  $2,267  $10,229  $27,471  $42,427
                     ======  ======  ====  ======  =======  =======  =======

     The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock at the dates indicated.

                                                        At December 31,
                                                    ----------------------
                                                      1999          1998
                                                      ----          ----
                                                        (In Thousands)
  Investment securities held to maturity:
   U.S. Government securities.............          $   --         $   --
   U.S. agency securities.................              --             --
                                                    ------         ------
     Total held-to-maturity securities....              --             --
   Securities available-for-sale(1 and 2).           5,069          4,995
   Interest-bearing deposits..............             684          3,061
   FHLB stock.............................           1,464          1,361
                                                    ------         ------
     Total................................          $7,217         $9,417
                                                    ======         ======

  (1)  Includes FHLMC common stock and mutual funds.
  (2)  Excludes mortgaged-backed securities.


     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's available-for-sale investment securities portfolios as of December 31,
1999.
                                                          More       More Than
                           One Year     More Than One   Than Five    Five to              Total
                           or Less      to Five Years  to Ten Years  Ten Years    Investment Securities
                        --------------- -------------- ------------- ------------ ----------------------
                         Carry-         Carry-         Carry-        Carry-       Carry-
                          ing    Average  ing  Average  ing   Average ing  Average ing  Average  Market
                         Value    Yield  Value  Yield  Value   Yield Value Yield  Value  Yield   Value
                         -----    -----  -----  -----  -----   ----- ----- -----  -----  -----   -----
                                               (Dollars in Thousands)

Securities available-
 for-sale.............  $2,615(1)  $  --  $ 987  6.89%  $1,467  7.30%    --    --  $5,069  7.14%  $5,069
                        =========  =====  =====  ====   ======  ====   ====  ====  ======  ====   ======

(1) Consists of FHLMC common stock and mutual funds.

                                                        16

Deposit Activities and Other Sources of Funds

    General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle may be used to compensate for reductions in the availability of funds from other sources. At December 31, 1999, the Bank had $8.8 million in borrowings from the FHLB.

     Deposit Accounts. Substantially all of the Bank's depositors are residents of south-central Montana. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including Negotiable Order of Withdrawals ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly.

     The following table sets forth certain information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 1999.

Weighted                                                             Per-
Average                                                              centage
Interest   Original     Checking and Savings       Minimum           of Total
Rate        Term        Deposits                   Balance  Balance  Deposits
----        ----        --------------------       -------  -------  --------
                                                         (In Thousands)

2.18%    None           NOW accounts                 $200   $ 11,376   15.94%
3.00     None           Regular savings                 5     13,915   19.50
4.55     None           Money market accounts       1,000      6,826    9.57

                        Certificates of deposit:
                        -----------------------
4.70     1-3 months     Fixed term, fixed rate        500        731    1.03
4.86     4-6 months     Fixed term, fixed rate        500      5,843    8.19
4.86     7-12 months    Fixed term, fixed rate        500      9,686   13.58
5.31     13-24 months   Fixed term, fixed rate        500     11,274   15.80
5.60     25-36 months   Fixed term, fixed rate        500      5,682    7.96
5.66     37-48 months   Fixed term, fixed rate        500        859    1.20
6.28     49-120 months  Fixed term, fixed rate        500      3,421    4.79
5.51     Various        Jumbo certificates        100,000      1,740    2.44
                                                            --------  ------
                                                              71,353  100.00%
                                                                      ======
         Accrued interest on deposits                            103
                                                             -------
         Total                                               $71,456
                                                             =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

        Maturity Period                    Amount
        ---------------                    ------
                                        (In Thousands)

  Three months or less..............       $  994
  Over three through six months.....          650
  Over six through 12 months........        2,516
  Over 12 months....................          877
                                           ------
       Total........................       $5,037
                                           ======

  Time Deposits by Rates

     The following table sets forth the time deposits in the Bank classified by rates at December 31, 1999.

                                       Amount
                                       ------
                                   (In Thousands)

        3.00 - 5.00%..............    $ 19,062
        5.01 - 7.00%..............      19,329
      7.01 - 8.00%................         845
                                      --------
             Total................    $ 39,236
                                      ========

     The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                                Amount Due
                           --------------------------------------------------
                                                           After
                            December  December  December  December
                              31,       31,        31,       31,
                             2000      2001       2002      2002      Total
                            --------  --------  --------  --------    -----
                                             (In Thousands)

  Time deposits..........   $27,861    $8,450    $1,425    $1,500    $39,236
Accrued interest on         =======    ======    ======    ======
 certificate accounts....                                                103
                                                                     -------
  Total..................                                            $39,339
                                                                     =======
Deposit Activities

    The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                 Year Ended December 31,
                                                 -----------------------
                                                   1999           1998
                                                   ----           ----
                                                      (In Thousands)
  Net increase (decrease) before interest
   credited...............................       $ 2,057        $(3,405)

  Interest credited.......................         2,884          2,959
                                                 -------        -------
  Net increase (decrease) in
   deposits...............................       $ 4,941        $  (446)
                                                 =======        =======

Borrowings

    While savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to fund the purchase of investment and mortgage-backed securities. At December 31, 1999, the Bank was eligible to borrow up to approximately $22.9 million, and had borrowed $8.8 million.

     The FHLB-Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U. S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

     The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Bank had during the periods indicated.

                                               Year Ended December 31,
                                             ---------------------------
                                                 1999          1998
                                                 ----          ----
                                                (Dollars in Thousands)

  Short-term FHLB advances:
    Average balance outstanding.............    $2,726      $    333

    Maximum amount outstanding at any
      month-end during the period...........     4,800         2,000

    Weighted average interest rate
      during the period.....................      5.01%         4.72%

  Total short-term borrowings at
    end of period...........................     4,800          2,000


     For additional information on all borrowings of the Corporation see Notes 8 and 9 of the Notes to Consolidated Financial Statements in the Annual Report incorporated herein by reference.

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporation, Dime Service Corporation, did not exceed these limits at December 31, 1999.

     Dime Service Corporation is a wholly owned subsidiary of the Bank. It was established in 1985 to purchase and operate an insurance agency business. In 1992 and 1993, Dime Service Corporation purchased the insurance business of two local insurance agencies. Dime Service Corporation presently engages in full service property and casualty insurance activities under the name "Dime Insurance Agency." At December 31, 1999, the Bank's investment in Dime Service Corporation was $438,000. Dime Service Corporation had total assets of approximately $533,000 at December 31, 1999, and net income of approximately $21,000 for the year ended December 31, 1999. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in Corporation's Annual Report incorporated herein by reference.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended December 31, 1999 was $32,000.

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

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.5 million at December 31, 1999.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation ("FICO") assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to approximately six basis points for each $100 in domestic deposits for SAIF members, while BIF insured institutions pay an assessment equal to approximately 1.50 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to total assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or by the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations, including Empire Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code of 1986 as amended ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, Empire Federal met the test and its QTL percentage was 95.43%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and coverts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the Bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings association.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1999, the Bank had tangible capital of $29.0 million, or 25.7% of adjusted total assets, which is approximately $27.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 1999, the Bank did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institutions' supervisory rating. Core capital generally consists of tangible capital. At December 31, 1999, the Bank had core capital equal to $29.0 million or 25.7% of adjusted total assets, which is $25.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% or risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of assets. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

     On December 31, 1999, the Bank had total risk-based capital of approximately $30.2 million, including $29.0 million in core capital and $1.2 million in qualifying supplementary capital, and risk-weighted assets of $54 million, or total capital of 56.1% of risk-weighted assets. This amount was $25.9 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Corporation or the Bank may have a substantial adverse effect on their operations and profitability.

     Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories, (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower.  Federal law provides that savings institutions
are generally subject to the national bank limit on loans to one borrower.   A
savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital
and surplus, if secured by specified readily-marketable collateral.   At
December 31, 1999, the Bank's limit on loans to one borrower was $3.3 million. At December 31, 1999, the Bank's largest aggregate amount of loans to one borrower was $1.6 million, all of which were performing according to their original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

     Regulatory and Criminal Enforcement Provisions. Under the FDIA, the OTS as primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

     General. The Corporation is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities.   As a unitary savings and loan holding company, the
Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "--Federal Regulation of Savings Associations--Qualified Thrift Lender Test" for information regarding the Bank's qualified thrift lender test. The HOLA requires that any savings and loan holding company that controls a savings association that fails the qualified thrift lender test, as explained under "-- Federal Regulation of Savings Association -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a qualified thrift lender, register as and be deemed a bank holding company subject to all applicable laws and regulations.

     Financial Services Modernization Bill. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitation on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

     The act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity.
As a grandfathered unitary thrift holding company, the Corporation will retain its authority to engage in nonfinancial activities.

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

     Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At December 31, 1999, the Bank's post-1987 reserves were negligible. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank met the residential loan requirement for the taxable year ending December 31, 1999.

     Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At December 31, 1999, the Bank's total bad debt reserve for tax purposes was approximately $3.3 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION -- Federal Regulation of Savings Associations -- Limitations on Capital Distributions" for limits on the payment of dividends by the Bank.
The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     Audits. There have not been any Internal Revenue Service audits of the Bank's federal income tax returns during the past five years.

State Taxation

     The Corporation is subject to the Montana Corporation License Tax, which is imposed at the rate of 6.75% of Montana taxable income. There have not been any audits of the Corporation's state tax returns during the past five years.

Competition

    The Bank operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks, thrift institutions and credit unions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources than the Bank at their disposal. At December 31, 1999, there were 25 commercial banks (including branch offices), two thrift institutions (in addition to the Bank) and two credit unions in Park, Gallatin and Sweet Grass Counties.
Particularly in times of high market interest rates, the Bank has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Bank competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Bank's future growth and earnings prospects.

Personnel

     As of December 31, 1999, the Bank had 42 full-time employees, 13 of which are employed by Dime Service Corporation and five part-time employees, none of whom were represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

     The Bank has three offices.   The main office is located at 123 South
Main Street, Livingston, Montana 59047.  The main office was opened in 1923
and the present square footage is approximately 15,000 feet.   The Bank
purchased the building effective July 1, 1998, which was approved by the OTS, for $750,000. The sellers accepted a 10-year 9% note as payment. The net book value of the property and equipment, including land previously owned, is $1.1 million.

     The Bank has branch offices located at 101 McLeod Street, Big Timber, Montana 59011 and at 5 West Mendenhall Street, Bozeman, Montana 59715. The Big Timber branch office consists of approximately 2,000 square feet, was opened in 1980 in connection with the merger of the Big Timber Building and Loan Association, and relocated to its current facility in 1984. At December 31, 1999, the net book value of the property and equipment was

 $218,000. The Bozeman branch office consists of approximately 7,000 square feet, was opened in 1958 in connection with the merger with Pioneer Building and Loan Association and relocated to its current facility in 1971. At December 31, 1999, the net book value of the property and equipment was $752,000. During the third quarter of 1999, the Bank acquired property in Billings, Montana for a de novo branch facility. At December 31, 1999 the Bank has recorded $726,000 related to this property, and management estimates that an additional $850,000 will be spent remodeling the facility in the first quarter of 2000. The net book value of the Bank's premises and equipment at December 31, 1999 was $2.8 million.

     The Bank's subsidiary, Dime Service Corporation, leases offices in Livingston, Big Timber and Bozeman, Montana. The Livingston office is 2,500 square feet, the Big Timber office is 365 square feet and the Bozeman office is 650 square feet. There are no written lease agreements for the Livingston and Big Timber offices.

Item 3.  Legal Proceedings
--------------------------

     From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business. At December 31, 1999, the Bank was not a party to any legal proceedings that management of the Bank believed would be materially adverse to the financial condition, results of operations, cash flows or capital ratios of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

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

Item 7.  Financial Statements
-----------------------------

     The Corporation's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.


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

                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(b) of the Exchange Act
-------------------------------------------------

     The information contained under the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," "Proposal
I   Electing Directors" and "Compliance with Section 16(a) of the Exchange
Act" in the Corporation's definitive proxy statement for the Corporation's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

         (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Registrant.

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

          (a)  Exhibits

          3.1   Certificate of Incorporation of Empire Federal Bancorp, Inc.
                (1)
          3.2   Bylaws of Empire Federal Bancorp, Inc. (1)
          10.1  Employment Agreement with Beverly D. Harris (3)
          10.2  Employment Agreement with William H. Ruegamer
          10.3  Employee Stock Ownership Plan (1)
          10.4  Management Recognition and Development Plan (2)
          10.5  Stock Option Plan (2)
          10.6  Financial Institution's Thrift Plan (401(k))
          11    Statement regarding computation of earnings per share (see
                Notes 1 and 12 to the Notes to Consolidated Financial
                Statements in the Corporation's Annual Report)
          13    Annual Report to Stockholders for the year ended December 31,
                1999
          21    Subsidiaries of the Registrant
          23    Consent of Independent Auditors
          27    Financial Data Schedule

--------------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form SB-1, File No. 333-12653.
(2) Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated April 25, 1999.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

     (b)  Report on Form 8-K

          No Forms 8-K were filed during the quarter ended December 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EMPIRE FEDERAL BANCORP, INC.

Date:  March 27, 2000                 By: s/s William H. Ruegamer
                                          -----------------------------------
                                          William H. Ruegamer
                                          President and Chief
                                          Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: s/s William H. Ruegamer                         March 27, 2000
    --------------------------------------     -------------------
    William H. Ruegamer
    President and Chief Executive Officer
    (Principal Executive Officer)

By: s/s Beverly D. Harris                           March 27, 2000
    --------------------------------------     -------------------
    Beverly D. Harris
    Vice Chairman and Director

By: s/s Walter J. Peterson Jr.                      March 27, 2000
    --------------------------------------     -------------------
    Walter J. Peterson Jr.
    Chairman of the Board

By: s/s John R. Boe                                 March 27, 2000
    --------------------------------------     -------------------
    John R. Boe
    Director

By: s/s Edwin H. Doig                               March 27, 2000
    --------------------------------------     -------------------
    Edwin H. Doig
    Director

By: s/s Sanroe J. Kaisler Jr.                       March 27, 2000
    --------------------------------------     -------------------
    Sanroe J. Kaisler Jr.
    Director

By: s/s Walter R. Sales                             March 27, 2000
    --------------------------------------     -------------------
    Walter R. Sales
    Director

By: s/s Burton Wastcoat                             March 27, 2000
    --------------------------------------     -------------------
    Burton Wastcoat
    Director

                                  Exhibit 10.6

                   Financial Institution's Thrift Plan (401(k))

EMPLOYER'S RESOLUTION AND APPLICATION TO PARTICIPATE IN
THE FINANCIAL INSTITUTIONS THRIFT PLAN


Resolution #  1695
                                                             Pentegra
                                                    Retirement Plan Solutions


    WHEREAS, the Financial Institutions Thrift Plan (the "Thrift Plan") has been established to provide a convenient way for employees of eligible organizations to save on a regular and long-term basis through contributions to, and the investment of such contributions under the Thrift Plan; and

    WHEREAS, Empire Federal Savings Bank (the "Employer") desires to participate in the Thrift Plan in order to further the best interests of its employees:

    NOW, THEREFORE, IT IS RESOLVED, that the Employer:

    1. Adopts and agrees to comply with and be bound by the Thrift Plan, of which all Articles hereinafter cited are a part, and the Declaration of Trust relating thereto as both such documents now exist and may be hereafter amended.

    2.  Requests that its commencement date be set as January 1, 1999.

    3. Establishes that each employee is eligible for membership in the Thrift Plan upon the later of the first day of the month coincident with or next following (I) the Employer's commencement date, or (ii) (check a,b,c and/or d):

        a) [ ]  the employee's date of employment, or

        b) [ ]  the completion of               (1,2,3...11) consecutive-month
                                  --------------
                periods (measured from the first day of employment and each
                successive period thereafter) during each of which       hours
                                                                   -----
                of service (83 1/3 times number of months elected) are completed, or

        c) [x] the completion of [x] 12 or [ ] 24 consecutive-month periods (measured from the first day of employment and then from each January 1st thereafter) during each of which 1,000 hours of service are completed (24 month eligibility requirement not available unless 100% immediate vesting is elected for all employer contributions) and/or

        d) [ ]  attainment of age 21.

    4.  Makes such eligibility requirement(s) established under Item 3
        effective              1, 19     (may be waived for up to 12 months
                  ------------      ----
        from commencement date) and applicable to:

        a) [ ]  both present and future employees, or

        b) [ ]  future employees only.

NOTE: Such eligibility requirements shall not apply to an employee who was previously a member of the Thrift Plan with this or any other participating employer.

    5. Establishes by checking this box [ ] that the employees who are or become compensated on an hourly basis (hourly rate X actual hours of service) will be ineligible for membership in the Thrift Plan (regardless of the number of hours actually worked in any Plan Year).

    6. Agrees to enroll each employee when eligible whether or not he/she elects to contribute to the Plan.

                    Thrift Form 100.15(96) Page 1 of 6

Features
--------

    7.  Employee Contributions
        Authorizes each eligible member to contribute an amount equal to 1%*, 2%, 3%, 4%, 5%, 6%, 7%, 8%, 9%, 10%, 11%, 12%, 13%, 14% or 15% of
        monthly Plan Salary to the Plan on a payroll deduction basis and agrees to remit such amounts to the Plan on a monthly basis for credit to the account of such member.

    8.  Employer Matching Contributions
        Establishes the following formula as the basis upon which its monthly Employer matching contributions, if any, will be made:

        a)  Matching Formula (check one box):
            ----------------

    [ ]  Formula 0*       -     0% (no Employer matching contributions)
         ---------
    [ ]  Formula 25*      -     25% of the member's contributions
         ----------
    [X]  Formula 50**     -     50% of the member's contributions
         ----------
    [ ]  Formula 75       -     75% of the member's contributions
         ----------
    [ ]  Formula 100      -     100% of the member's contributions
         -----------
    [ ]  Formula Step 1** (i)   50% of the member's contributions, through the
         --------------         third year of employment,
                          (ii)  75% of the member's contributions, through the
                                fifth year of employment,
                          (iii) 100% of the member's contributions, upon the
                                completion of 5 or more years of employment.
    [ ]  Formula Step 2***(i)   100% of the member's contributions, through
         --------------         the third year of employment,
                          (ii)  150% of the member's contributions, through
                                the fifth year of employment,
                          (iii) 200% of the member's contributions, upon the
                                completion of 5 or more years of employment.
    [ ]  Formula 150****  -     150% of the member's contributions
         -----------
    [ ]  Formula 200***   -     200% of the member's contributions
         -----------

         b)  Matching Limit (fill in an amount below):
             --------------
             Such employer matching contributions shall be applied only to a member's contributions that do not exceed 6% of monthly Plan Salary (1%,2%,...15%) (except as restricted below).

           * Not available to an Employer that adopts the Option 1 401(k) feature.

          ** Not available to an Employer that adopts the Option 1 401(k) feature and contributes monthly on behalf of each of its members an amount equal to a percentage of the member's contributions not in excess of 3% of Plan salary for such month.

         *** Not available to an Employer that contributes monthly on behalf of each of its members an amount equal to a percentage of the member's contributions in excess of 6% of Plan salary for such month.

        **** Not available to an Employer that contributes monthly on behalf of each of its members an amount equal to a percentage of the member's contributions in excess of 8% of Plan salary for such month.

                    Thrift Form 100.15(96) Page 2 of 6

    9. Provides that the definition of Salary for Plan purposes will be (check (a) or (b) or (c) below):

        a) [X]  Basic Salary rate, based on either:

                  (1)      the salary rate in effect on January 1 of each year

                  (2) [X] the salary rate reflecting changes occurring during the year

        b) [ ] Basic Salary rate reflecting changes occurring during the year, plus (check all that apply):

                  (1) [ ]  commissions not in excess of $
                                                         ---------------
                  (2) [ ]  overtime

                  (3) [ ]  overtime and bonuses

        c) [ ] Total taxable salary as reported on the member's Internal Revenue Service Form W-2 (exclusive of any salary deferred from a prior year), reflecting salary changes occurring during the year.

        Member pre-tax contributions to a Section 401(k) plan are included in Plan salary. Member pre-tax contributions to a Section 125 cafeteria plan are also to be included in Plan salary, unless the Employer elects exclude such amounts by checking this box [ ].

   10.  401(k) Features
        Adopts a 401(k) Feature indicated below. A 401(k) account will be established for each eligible employee and contributions will be allocated accordingly. No member may contribute more than $10,000 (plus permissible cost of living adjustments) per year to a 401(k) account.

        [ ]  Option 1 -
             --------
             Requiring the employer to contribute on a monthly basis an amount equal to at least 2% of the first $3,750 of every member's monthly Plan salary.

        [ ]  Option 2 -
              --------
             A member's contributions may be allocated to either the member's 401(k) account and/or his/her Regular account in increments of 1% of salary. The employer's contributions shall first be allocated to the member's 401(k) account until the total of the member's and the employer's contributions allocated to the
             401(k) account equals   % (0,1,2,3......15) of the member's Plan
                                   --
             salary. The employer's contributions in excess of this amount shall be allocated to the member's Regular account.

        [X]  Option 3 -
             --------
             A member's contributions shall be allocated to the member's 401(k) account. The employer's contributions shall be allocated to the member's Regular account.

   11. Signifies its election (by checking this box [X]) to make available to its members the Loan Program applicable to Regular, 401(k) and Rollover accounts, if any, and agrees to withhold and remit their monthly repayments while employed.

   12. Signifies its election (by checking this box [ ]) to impose withdrawal suspension periods in the event of certain in-service withdrawals from members' Regular accounts.

   13.  Basic Contribution Feature
        Agrees to remit to the Plan a basic monthly contribution equal to   %
                                                                          --
        (0,1,2,3....15) of each of its member's monthly Plan salary, subject to IRS limitations.

        Signifies its election (by checking this box [X]) to restrict the allocation of the basic monthly contributions to only those members who were employed by the employer on the last working day of the month for which the basic contribution is made.

        Agrees that the basic monthly contribution shall be credited to the member's (check (a) or (b) below):

        a) [ ]  401(k) account, or

        b) [ ]  Regular account

                    Thrift Form 100.15(96) Page 3 of 6

   14.  Profit Sharing Feature (items 14 through 20)

        Signifies its adoption (by checking this box [ ]) of the Profit Sharing Feature of the Thrift Plan and establishes as its Contribution Determination Period (check one box):

        a) [ ] the Calendar Year (Plan Year) meaning January 1 through and including December 31, or

        b) [ ] the Employer's Fiscal Year (defined Plan's "limitation year") meaning the 12 consecutive month period commencing
                                                                   ---------
                                                                 (Month)(Day)
                ending on                 , or
                          ----------------
                           (Month)  (Day)

        c) [ ] the three consecutive monthly periods that comprise each of the Calendar Year quarters, or

        d) [ ] the three consecutive monthly periods that comprise each of the Employer's Fiscal Year quarters.

   15. Understands that the Employer may contribute for any Contribution Determination Period a discretionary amount not to exceed the maximum amount deductible for Federal income tax purposes for such Period on account of such contributions (presently 15% of Plan Compensation per year), and any such contribution may not be made prior to the last business day of such Period, but must be made no later than the last business day of the second month following such Period.

        Agrees that the contribution for any Contribution Determination Period shall be allocated to each member who is employed by the Employer as of the last day of such Periods as follows:

        a) [ ] In the same ratio as each member's Plan Compensation for the Contribution Determination Period bears to the total of such Plan Compensation of all members, or

        b) [ ] In the same ratio as each member's Plan Compensation for the portion of the Contribution Determination Period during which the member satisfied the eligibility requirement(s) to the total of such Plan Compensation of all members.

   16. Understands that a member shall become 100% vested upon death, approved disability, or attainment of normal retirement age (age 65).

   17. Agrees that a member may not make withdrawals from the Profit Sharing Account prior to termination of employment. Loans are not permitted from the Profit Sharing Feature.

   18. Agrees that all contributions on behalf of each member shall be invested in:

        a) [ ]  Stable Value Fund only; or

        b) [ ]  Money Market Fund  only; or

        c) [ ] S&P 500 Stock Fund and/or Stable Value Fund and/or S&P MidCap Stock Fund and/or Money Market Fund and/or Government Bond Fund and/or International Stock Fund and/or Asset Allocation Funds at the direction of each member.

   19. Understands that the adoption of the Profit Sharing Feature is (check only if applicable):

        a) [ ] an addition to the Employer's current participation in the Thrift Plan.

        b) [ ] a substitution by the Employer for all employee and employer contributions to the Incentive Savings/401(k) Features.

   20. Understands that commencing and continuing participation in the Profit Sharing Feature of the Thrift Plan are conditioned on the approval of the Profit Sharing Feature of the Thrift Plan by the Internal Revenue Service and the satisfaction of certain government requirements such as the minimum coverage requirements.

                    Thrift Form 100.15(96) Page 4 of 6

   21.  Vesting   Adopts the following vesting schedule(s) with respect to
                  each type of employer contributions:

                                      Completed Years         Vested
                     Schedule            of Service         Percentage
             -------------------------------------------------------------

             A.  Immediate Vesting     Upon Enrollment         100%
             -------------------------------------------------------------
             B.  3-Year Cliff Vesting      0-2                   0%
                                            3                  100%
             -------------------------------------------------------------
             C.  5-Year Cliff Vesting      0-4                   0%
                                            5                  100%
             -------------------------------------------------------------
             D.  4-Year Graded Vesting  Less than 1              0%
                                            1                   25%
                                            2                   50%
                                            3                   75%
                                            4                  100%
             -------------------------------------------------------------
             E.  2-6 Year Graded        Less than 2              0%
                  Vesting                   2                   20%
                                            3                   40%
                                            4                   60%
                                            5                   80%
                                            6                  100%
             -------------------------------------------------------------

                  A member who (I) dies while in active service, (ii) has been approved for disability or (iii) reaches age 65 is 100% vested regardless of the number of completed years of service.

                 (Fill in the blank with the chosen vesting schedule)

        a) Vesting Schedule       C        solely with respect to employer
                             -----------   monthly matching contributions.
                                           ------------------------------

        b) Vesting Schedule                solely with respect to employer
                             -----------   basic monthly contributions and any
                                           ---------------------------
                                           supplemental year-end
                                           ---------------------
                                           contributions.
                                           -------------

        c) Vesting Schedule                solely with respect to profit
                             -----------                          ------
                                           sharing accounts in case of the
                                           ----------------
                                           profit sharing feature.

   22. Signifies its election (by checking this box [ ]) to make available to its employees, who have not satisfied the eligibility requirements in
        3. above, the Rollover provision permitting rollovers from other IRS qualified plans or rollover IRAs to a separate account under the Plan.

   23.  [ ] Adopts other provisions pursuant to the attached rider(s).

   24. Authorizes and directs its officers, or any of them, to execute the Employer's Application below and take such other actions as may be necessary to make effective and to continue the participation of the Employer in the Financial Institutions Thrift Plan.

                    Thrift Form 100.15(96) Page 5 of 6

       I, the undersigned, being duly elected and acting Secretary of Empire Federal Savings Bank hereby certify that the above Resolution and execution of the below Application has been duly authorized by the Board of Directors of said Employer and that said authorization continues in effect as of the date hereof. I further certify that the Employer has the lawful power to adopt the Plan and Trust for its employees, and the adoption of such Plan and Trust has been duly authorized, and all necessary approvals of such adoption have been obtained.


    Dec. 30, 1998                         /s/ Ann Worthington
----------------------------------        -----------------------------------
             Date                               Signature of Secretary




                               APPLICATION
                               -----------

                                               81-0132080
                                        -------------------------
                                        Federal Identification No.


The  Empire Federal Savings and Loan Association
     -------------------------------------------------------------------------
Address  123 South Main Street, Livingston, MT 59047
         ---------------------------------------------------------------------
(the Employer) hereby applies for participation in the Financial Institutions Thrift Plan under the conditions stated in the foregoing Resolution.


    Dec. 30, 1998                         /s/ Beverly D. Harris
----------------------------------        -----------------------------------
             Date                           Signature of Authorized Officer

                                          President
                                          -----------------------------------
                                                        Title



                                                            Pentegra Group
                                                  108 Corporate Park Drive
                                               White Plains, NY 10604-3805
                                                         Tel: 800-872-3473
                                                         Fax: 914-694-9384

                    Thrift Form 100.15(96) Page 6 of 6

                           FINANCIAL INSTITUTIONS

                                THRIFT PLAN




                     14th Revision, Effective July 1, 1993






            108 Corporate Park Drive  White Plains, N.Y. 10604

                    A tax-exempt, trusteed savings plan
                          established July 1, 1970
                      in order that eligible employees
       of financial institutions and other organizations serving them may save and invest on a regular, long term basis.

                             TABLE OF CONTENTS


 PURPOSE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .i

 ARTICLE I     DEFINITIONS  . . . . . . . . . . . . . . . . . . . . .1

 ARTICLE II    PARTICIPATION AND MEMBERSHIP  . . . . . . . . . . . . 9
   Section 1   Employer Participation . . . . . . . . . . . . . . .  9
   Section 2   Employee Membership  . . . . . . . . . . . . . . . .  9

 ARTICLE III   CONTRIBUTIONS. . . . . . . . . . . . . . . . . . . . 13
   Section 1   Contributions by Members . . . . . . . . . . . . . . 13
   Section 2   Regular Contributions by Employer  . . . . . . . . . 13
   Section 3   Supplemental Contributions by Employer. .. . . . . . 15
   Section 4   401(k) Features  . . . . . . . . . . . . . . . . . . 16
   Section 5   Remittance of Contributions  . . . . . . . . . . . . 23
   Section 6   Transfer of Funds and Rollover
                  Contributions . . . . . . . . . . . . . . . . . . 23
   Section 7   Limitations on Member Contributions
                 and Matching Employer Contributions  . . . . . . . 27
   Section 8   Profit Sharing Feature . . . . . . . . . . . . . . . 29

 ARTICLE IV    INVESTMENT OF CONTRIBUTIONS  . . . . . . . . . . . . 35

 ARTICLE V     MEMBERS' ACCOUNTS, UNITS AND VALUATION . . . . . . . 38

 ARTICLE VI    VESTING OF UNITS . . . . . . . . . . . . . . . . . . 39
   Section 1   Vesting  . . . . . . . . . . . . . . . . . . . . . . 39
   Section 2   Forfeitures  . . . . . . . . . . . . . . . . . . . . 41

 ARTICLE VII   WITHDRAWAL PAYMENTS. . . . . . . . . . . . . . . . . 43
   Section 1   General  . . . . . . . . . . . . . . . . . . . . . . 43
   Section 2   Account Withdrawal While Employed  . . . . . . . . . 44
   Section 3   Account Withdrawal Upon Termination of
                 Employment or Employer Participation . . . . . . . 44
   Section 4   Account Withdrawal Upon Member's
                 Disability . . . . . . . . . . . . . . . . . . . . 48
   Section 5   Member's Death . . . . . . . . . . . . . . . . . . . 49

 ARTICLE VIII  LOAN PROGRAM . . . . . . . . . . . . . . . . . . . . 51
   Section 1   General  . . . . . . . . . . . . . . . . . . . . . . 51
   Section 2   Loan Application . . . . . . . . . . . . . . . . . . 51
   Section 3   Permitted Loan Amount  . . . . . . . . . . . . . . . 52
   Section 4   Source of Funds for Loan . . . . . . . . . . . . . . 53
   Section 5   Conditions of Loan . . . . . . . . . . . . . . . . . 53
   Section 6   Crediting of Repayment . . . . . . . . . . . . . . . 53
   Section 7   Cessation of Payments on Loan  . . . . . . . . . . . 54
   Section 8   Loans to Former Members and Beneficiaries  . . . . . 55

 ARTICLE IX    ADMINISTRATION OF PLAN . . . . . . . . . . . . . . . 56
   Section 1   Board of Directors . . . . . . . . . . . . . . . . . 56
   Section 2   Trust Agreement. . . . . . . . . . . . . . . . . . . 58

 ARTICLE X     MISCELLANEOUS PROVISIONS . . . . . . . . . . . . . . 59
   Section 1   General Limitations  . . . . . . . . . . . . . . . . 59
   Section 2   Top Heavy Provisions   . . . . . . . . . . . . . . . 61
   Section 3   Information and Communications   . . . . . . . . . . 64
   Section 4   Small Account Balances   . . . . . . . . . . . . . . 64
   Section 5   Amounts Payable to Incompetents,
                 Minors or Estates  . . . . . . . . . . . . . . . . 64
   Section 6   Non-alienation of Amounts Payable  . . . . . . . . . 64
   Section 7   Unclaimed Amounts Payable  . . . . . . . . . . . . . 65
   Section 8   Leaves of Absence  . . . . . . . . . . . . . . . . . 65
   Section 9   Return of Contributions to Employer  . . . . . . . . 66
   Section 10  Controlling Law  . . . . . . . . . . . . . . . . . . 66

 ARTICLE XI    TERMINATION OF EMPLOYER PARTICIPATION  . . . . . . . 67
   Section 1   Termination by Employer  . . . . . . . . . . . . . . 67
   Section 2   Termination by Board   . . . . . . . . . . . . . . . 67
   Section 3   Termination Distribution   . . . . . . . . . . . . . 67

 ARTICLE  XII  AMENDMENT OR TERMINATION OF THE PLAN AND
                 TRUST  . . . . . . . . . . . . . . . . . . . . . . 70

 TRUSTS ESTABLISHED UNDER THE PLAN  . . . . . . . . . . . . . . . . 72

 APPENDIX A     . . . . . . . . . . . . . . . . . . . . . . . . . . 73

                                   PURPOSE

     The purpose of the Financial Institutions Thrift Plan (the "Plan") is to provide Members of participating Employers with a convenient way to save on a regular and long-term basis and, in addition to, or in lieu of such benefit, a benefit under a Profit Sharing Feature, all as elected by the Employer, and as set forth herein and in the Trust Agreement adopted as a part of this Plan. This Plan, as hereby amended and restated, and the Trust established hereunder, are intended to qualify as a plan and trust which meet the requirements of Sections 401(a), 401(k), and 501(a), respectively, of the Internal Revenue Code of 1986, as now in effect or hereafter amended, or any other applicable provisions of law including, without limitation, the Employee Retirement Income Security Act of 1974, as amended.

                            ARTICLE I DEFINITIONS


           The following words and phrases as used in this Plan shall have the following meanings:

1. "Account" means the Plan account established and maintained in respect of each Member pursuant to Article V, including the Member's 401(k) Account, Regular Account, Rollover Account (including Profit Sharing Rollover Amounts) and Profit Sharing Account.

2. "Basic Amounts" means, with respect to a Member, the contributions made on behalf of the Member by the Employer pursuant to Article III, Section 2(B) and earnings thereon.

3. "Beneficiary" means the person or persons designated to receive any amount payable under the Plan upon the death of a Member. Such designation may be made or changed only by the Member on a form provided by, and filed with, the Board prior to his death. If the Member is not survived by a Spouse and if no Beneficiary is designated, or if the designated Beneficiary predeceases the Member, then any such amount payable shall be paid to such Member's estate upon his death.

4.    "Board" means the Board of Directors provided for in Article IX, Section
       1.

5. "Break in Service" means a Plan Year during which an individual has not completed more than 500 Hours of Employment, as determined by the Board in accordance with the IRS Regulations. Solely for purposes of determining whether a Break in Service has occurred, an individual shall be credited with the Hours of Employment which such individual would have completed but for a maternity or paternity absence, as determined by the Board in accordance with this Article I, Paragraph (5), the Code and the applicable regulations issued by the DOL and the IRS; provided, however, that the total Hours of Employment so credited shall not exceed 501 and the individual timely provides the Board with such information as it may require. Hours of Employment credited for a maternity or paternity absence shall be credited entirely (i) in the Plan Year in which the absence began if such hours of Employment are necessary to prevent a Break in Service in such year, or (ii) in the following Plan Year. For purposes of this Article I, Paragraph (5), maternity or paternity absence shall mean an absence from work by reason of the individual's pregnancy, the birth of the individual's child or the placement of a child with the individual in connection with the adoption of the child by such individual, or for purposes of caring for a child for the period immediately following such birth or placement.

6. "Code" means the Internal Revenue Code of 1986, as now in effect or as hereafter amended. All citations to sections of the Code are to such sections as they may from time to time be amended or renumbered.

7. "Commencement Date" means the date on which an Employer begins to participate in the Plan.

8. "Contribution Determination Period" means the Plan Year, fiscal year, or calendar or fiscal quarter, as elected by an Employer, upon which eligibility for and the maximum permissible amount of any contribution to the Profit Sharing Feature, as defined in Article III, Section 8, is determined. Notwithstanding the foregoing, for purposes of Article VI,
      Section 2(B)(2), Contribution Determination Period means the Plan Year.

9.    "Disability" means a Member's disability as defined in Article VII,
      Section 4.

10.   "DOL" means the United States Department of Labor.

11. "Employee" means any person in the Employment of, and who receives a salary from, an Employer, and any leased employee within the meaning of
      Section 414(n)(2) of the Code, but excluding, at the election of the Employer, any employee not paid on a salaried basis provided the Employer continues to satisfy the applicable Code Section 410(b) coverage test following such exclusion. Notwithstanding the foregoing, if such leased employees constitute less than twenty percent (20%) of the Employer's nonhighly compensated workforce within the meaning of
      Section 414(n)(5)(C)(ii) of the Code, such leased employees are not Employees if they are covered by a plan meeting the requirements of
      Section 414(n)(5)(B) of the Code. A director of the Employer is not eligible to participate in the Plan unless he is also an Employee.

12. "Employer" means any entity which has adopted the Plan in accordance with Article II, Section 1.

13. "Employment" means all periods of service with an Employer commencing with the Employee's first day of employment or reemployment and ending on the date a break in service begins. The first day of employment or reemployment is the first day the Employee performs an hour of service. An Employee will also receive credit for any period of severance of less than 12 consecutive months. Fractional periods of a year will be expressed in terms of days.

      For purposes of this Section (13), hour of service shall mean each hour for which an Employee is paid or entitled to payment for the performance of duties for an Employer.

      Break in service is a period of severance of at least 12 consecutive months.

      Period of severance is a continuous period of time during which the Employee is not employed by an Employer. Such period begins on the date the Employee retires, quits or is discharged, or if earlier, the 12 month anniversary of the date on which the Employee was otherwise first absent from service.

      If an Employer is a member of an affiliated service group (under Section 414(m) of the Code), a controlled group of corporations (under Section 414(b) of the Code), a group of trades or businesses (under Section 414(c) of the Code), or any other entity required to be aggregated with the Employer pursuant to section 414(o) of the Code, service will be credited for any employment for any period of time for any other member of such group. Service will also be credited for any individual required under section 414(n) or section 414(o) to be considered an employee of any Employer aggregated under section 414(b), (c), or (m).

      In the case of an Employee who is absent from work for maternity or paternity reasons, the 12-consecutive month period beginning on the first anniversary of the first date of such absence shall not constitute a break in service. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the Employee, (2) by reason of the birth of a child of the Employee, (3) by reason of the placement of a child with the Employee in connection with the adoption of such child by such Employee, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement.

      Solely for purposes of determining vesting, "Employment" shall include service performed by an individual for an Employer or members of an affiliated service group (under Code Section 414(m)), a controlled group of corporations (under Code Section 414(b)), or a group of trades or businesses under common control (under Code Section 414(c)), of which the Employer is a member, during the period such individual is not a member of a class of Employees otherwise eligible to participate in the Plan.

14. "Enrollment Date" means the date on which an Employee becomes a Member as provided under Article II, Section 2.

15. "ERISA" means the Employee Retirement Income Security Act of 1974, as now in effect or as hereafter amended.

16. "401(k) Account" means the Plan account established and maintained in respect of a Member pursuant to Article III, Section 4 and Article V, and shall include all amounts (and earnings thereon) credited thereto on behalf of the Member pursuant to the provisions of Article III.

17. "Highly Compensated Employee" or "Highly Compensated Member" means an Employee or Member who is employed during the determination year and who during the look-back year: (i) received compensation from the Employer in excess of $75,000 (as adjusted pursuant to Section 415(d) of the Code); or (ii) received compensation from the Employer in excess of $50,000 (as adjusted pursuant to Section 415(d) of the Code) and was a member of the top-paid group as defined in Section 414(q) of the Code for such year; or (iii) was an officer of the Employer and received compensation during such year that is greater than 50 percent of the dollar limitation in effect under Section 415(b)(1)(A) of the Code. The term Highly Compensated Employee also includes: (i) employees who are both described in the preceding sentence if the term "determination year" is substituted for the term "look-back year" and the employee is one of the 100 employees who received the most compensation from the Employer during the determination year; and (ii) employees who are 5 percent owners at any time during the look-back year or determination year.

      If no officer has satisfied the compensation requirement of (iii) above during either a determination year or look-back year, the highest paid officer for such year shall be treated as a Highly Compensated Employee.

      For this purpose, the determination year shall be the Plan Year. The look-back year shall be the twelve-month period immediately preceding the determination year.

      If an Employee is, during a determination year or look-back year, a family member of either a 5 percent owner who is an active or former Employee or a Highly Compensated Employee who is one of the 10 most highly compensated Employees ranked on the basis of compensation paid by the Employer during such year, then the family member and the 5 percent owner or top-ten Highly Compensated Employee shall be aggregated. In such case, the family member and 5 percent owner or top-ten Highly Compensated Employee shall be treated as a single Employee receiving compensation and plan contributions or benefits equal to the sum of such compensation and contributions or benefits of the family member and 5 percent owner or top-ten Highly Compensated Employee. For purposes of this Paragraph, family member includes the spouse, lineal ascendants and descendants of the Employee or former Employee and the spouses of such lineal ascendants and descendants.

      The determination of who is a Highly Compensated Employee, including the determinations of the number and identity of Employees in the top-paid group, the top 100 Employees, the number of Employees treated as officers and the compensation that is considered, will be made in accordance with Section 414(q) of the Code and the IRS Regulations thereunder.

18.   "Hour of Employment"  means

           (A) Each hour for which an Employee is paid, or entitled to payment, for the performance of duties for an Employer. These hours will be credited to the Employee for the computation period in which the duties are performed; and

           (B) Each hour for which an Employee is paid, or entitled to payment, by an Employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. No more than 501 Hours of Employment will be credited under this Subsection (B) for any single continuous period (whether or not such period occurs in a single computation period). Hours under this Subsection (B) will be calculated and credited pursuant to Section 2530.200b-2 of the DOL Regulations which is incorporated herein by this reference; and

          (C) Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by an Employer. The same Hours of Employment will not be credited both under Subsection (A) or (B), as the case may be, and under this Subsection (C). These hours will be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made.

                Hours of Employment will be credited for employment with other members of an affiliated service group (under Code
      Section 414(m)), a controlled group of corporations (under Code Section 414(b)), or a group of trades or businesses under common control (under Code Section 414(c)), of which the Employer is a member, and any other entity required to be aggregated with such Employer pursuant to Code Section 414(o).

                 Hours of Employment will also be credited for any individual considered an Employee for purposes of the Plan under Code Section 414(n) or Section 414(o).

                 Solely for purposes of determining eligibility to participate, "Hour of Employment" shall include service performed by an individual for an Employer or members of an affiliated service group (under Code Section 414(m)), a controlled group of corporations (under Code Section 414(b)), or a group of trades or businesses under common control (under Code Section 414(c)), of which the Employer is a member, during the period such individual is not a member of a class of Employees otherwise eligible to participate in the Plan.

19.   "IRS" means the United States Internal Revenue Service.

20. "Leave of Absence" means an absence authorized by an Employee's Employer on a uniform basis, in accordance with
      Article X, Section 8.

21. "Matching Amounts" means, with respect to a Member, the contributions made on behalf of the Member by the Employer pursuant to Article III, Section 2(A) and earnings thereon.

22. "Member" means an Employee enrolled in the membership of the Plan under Article II, Section 2. Notwithstanding the foregoing, Member shall include a former Member, except for purposes of Article III (other than Section 6 thereof) of the Plan.

23.   "Month" means any calendar month.

24. "Normal Retirement Age" means the Member's sixty-fifth (65th) birthday.

25. "Plan" means the Financial Institutions Thrift Plan established herein and as from time to time amended.

26.   "Plan Year" means a 12-month period ending December 31.

27. "Profit Sharing Account" means the Plan account established in respect of each Member pursuant to Article III, Section 8(B)(2) and Article V which shall be maintained separate from any other Account established in respect of such Member under the Plan. Except as otherwise indicated under the Plan, a Member's Profit Sharing Account shall not include his Profit Sharing Rollover Amounts.

28. "Profit Sharing Rollover Amounts" means, with respect to an Employee or Member whose Employer participates in the Plan solely under Article III, Section 8 (Profit Sharing Feature), any amounts (and earnings thereon) transferred or contributed on behalf of such Employee or Member pursuant to Article III,
      Section 6(C).

29. "Regular Account" means the Plan account established and maintained in respect of a Member pursuant to Article III,
      Section 2(C) and Article V, and shall include all amounts (and earnings thereon) credited thereto on behalf of the Member pursuant to the provisions of Article III.

30. "Regulations" means the applicable regulations issued under the Code, ERISA or other applicable law, by the IRS, the DOL or any other governmental authority and any proposed or temporary regulations or rules promulgated by such authorities pending the issuance of such regulations.

31. "Rollover Account" means the Plan account established in respect of each Member pursuant to Article III, Section 6(C) and Article V which shall be maintained separate from any other Account established in respect of such Member under the Plan. For purposes of Article III, Section 4(H), Article VII, Sections 1 and 2, and Article VIII, a Member's Rollover Account shall not include his Profit Sharing Rollover Amounts, unless otherwise indicated therein.

32. "Salary" means regular basic monthly salary or wages, exclusive of special payments such as overtime, bonuses, fees, deferred compensation (other than amounts deferred pursuant to a Member's election under Article III, Section
      4), severance payments, and contributions by the Employer under this or any other plan (other than before-tax contributions made on behalf of a Member under a Code Section 125 cafeteria plan, unless the Employer specifically elects to exclude such contributions). Commissions shall be included at the Employer's option within such limits, if any, as may be set by the Employer and applied uniformly to all its commission Employees. In addition, Salary may also include, at the Employer's option, special payments such as
      (i) overtime or (ii) overtime plus bonuses. If an Employer elects to include the special payments enumerated in (i) or
      (ii) above in the definition of Salary (or, if the Employer adopts the Plan after December 31, 1992 and elects to include commissions in the definition of Salary), such Salary shall be determined based on the amounts received by the Member during the relevant determination period. Otherwise, unless an Employer specifically requests to include Salary changes received by a Member during the relevant determination period and is granted permission by the Board, a Member's monthly Salary rate is one-twelfth of his annual Salary rate as of each January 1. If commissions are included in Salary, unless an Employer specifically requests to include commissions received by a Member during the relevant determination period and is granted permission by the Board, they shall be calculated on a uniform basis based on the commissions received by the Member during the 12-month period prior to the determination period. As an alternative to the foregoing definition, at the Employer's option, Salary may be defined to include total taxable compensation reported on the Member's IRS Form W-2, plus deferrals, if any, pursuant to
      Section 401(k) of the Code and pursuant to Section 125 of the Code (unless the Employer specifically elects to exclude such Section 125 deferrals), but excluding compensation deferred from previous years. In no event, may a Member's Salary for any Plan Year exceed for purposes of the Plan $200,000 or, effective January 1, 1994, $150,000 (adjusted for cost of living to the extent permitted by the Code and the IRS Regulations).

      In determining the Salary for a Member for purposes of the dollar limitation described in the preceding sentence, the rules of Section 414(q)(6) of the Code shall apply, except that in applying such rules the term "family" shall include only the spouse of the Member and any lineal descendants of the Member who have not attained age 19 before the close of the year.

33. "Spouse" or "Surviving Spouse" means the individual to whom a Member or former Member was married on the date such Member withdraws his Account, or if such Member has not withdrawn his Account, the individual to whom the Member or former Member was married on the date of his death.

34. "Supplemental Amounts" means, with respect to a Member, the contributions made on behalf of the Member by the Employer pursuant to Article III, Section 3 and earnings thereon.

35.   "Trustee" means the Trustee or Trustees provided for in
      Article IX, Section 2.

36. "Trust Fund" means the Trust Fund or Funds established by the Trust Agreement or Agreements provided for in Article IX,
      Section 2.

37. "Unit" means the unit of measure described in Article V of a Member's proportionate interest in Investment Funds A, B, C, D and E.

38. "Valuation Date" means the last business day of any month for the Trustee, except that in the event the underlying portfolios of any Investment Fund cannot be valued on such date, the Valuation Date for such Investment Fund shall be the next subsequent date on which the underlying portfolio(s) can be valued. Valuations shall be made as of the close of business on such valuation date(s).

39.   "Year of Employment" means a 12-month period of Employment.

40. "Year of Service" means any Plan Year during which an individual completed at least 1,000 Hours of Employment, or satisfied any alternative requirement, as determined by the Board in accordance with any applicable regulations issued by the DOL and the IRS.

41. The masculine pronoun wherever used shall include the feminine pronoun.

                 ARTICLE II PARTICIPATION AND MEMBERSHIP

Section 1.  Employer Participation.

Any financial institution, or other organization serving it, may apply to the Board for participation in the Plan if: (A) as of its Commencement Date and in accordance with Section 410(b) of the Code and the IRS Regulations (i) the percentage of Nonhighly Compensated Employees who will benefit under the Plan is at least 70% of the percentage of Highly Compensated Employees who will benefit under the Plan (excluding such employees as are permitted to be excluded under IRS Regulations), or (ii) the average benefit percentage test (as defined in Section 410(b)(2) of the Code and the IRS Regulations) will be satisfied with respect to the Employer, and (B) as of its Commencement Date and in accordance with Section 401(a)(26) of the Code and the IRS Regulations, at least 50 (or, if a lesser number results, 40%) of the Employer's Employees will benefit under the Plan. The applicant shall submit the formal application and all required information, and the Board, in its discretion, shall decide upon admittance and determine the Commencement Date. The Board may, in its discretion and at such times as it may determine, require an affirmative showing by an Employer of its continued compliance with the requirements of Section 410(b) and Section 401(a)(26) of the Code and IRS Regulations. Initial and continued participation shall be subject to the determination of the IRS that the Plan and the Trust Fund are tax-qualified and tax-exempt under Sections 401(a) and 501(a) of the Code, respectively. In addition, any Employee who participated in the Plan but who has been transferred to a governmental or quasi-governmental agency serving the financial industry shall, notwithstanding anything to the contrary in this Section, be permitted to continue to participate in the Plan; provided that, in such case, such Employee's employing agency has adopted the Plan.

Section 2.  Employee Membership.

(A) Employer contributions on behalf of any Member shall be conditioned upon the Member making contributions under
      Article III, Section 1, except in the case of the basic contribution feature described in Article III, Section 2, the supplemental contribution feature (Formula (2)) described in
      Article III, Section 3, the 401(k) Feature described in
      Article III, Section 4(B) or the Profit Sharing Feature described in Article III, Section 8.

(B) Every Employee (other than non-salaried Employees who, at the election of the Employer, are excluded from participation) shall be eligible for membership in the Plan on the later of:

      (1)  His Employer's Commencement Date, or

(2) The first day of the month coincident with or next following his satisfaction of one or more of the eligibility requirements described hereunder, as designated by his Employer: (i) the completion of any number of months not to exceed 12 consecutive months or
     (ii) the completion of one Year of Service or two Years of Service, and/or (iii) if the Employer so elects, it may adopt a minimum age requirement of age 21. The eligibility requirement(s) designated by the Employer shall apply uniformly to all Plan Features elected by the Employer. An Employer, at its election and in a uniform and nondiscriminatory manner, may waive the eligibility requirement(s) for participation specified under this paragraph (B) for (1) all Employees, or (2) all those Employees employed on or up to 12 months after the Employer's Commencement Date under the Plan. Subject to the requirements of the Code, where an Employee who participated as a Member under the Plan terminates employment with an Employer and thereafter is reemployed by the same (or a different) Employer, such Employee, subject to any applicable break in service rules, shall participate immediately upon returning to employment with respect to the Profit Sharing Feature and the Basic and Supplemental Employer Contribution and shall participate on the next applicable payroll date with respect to Member Contributions, Matching Employer Contributions and the 401(k) Feature, as and to the extent any such contribution feature is then maintained by such Employee's Employer. In the case of an Employer that adopts a 401(k) Feature under Article III, Section 4, the eligibility requirement(s) under such Feature, and any other Plan Feature adopted by the Employer in addition to the 401(k) Feature, shall be identical and shall not exceed the period described in clause (i) above, and, at the election of the Employer, attainment of age 21 as described in clause (iii) above. In the event a Member is no longer part of an eligible class of Employees and thus becomes ineligible to participate in the Plan, such Employee, subject to any applicable break in service rules, shall participate immediately upon returning to an eligible class of Employees with respect to the Profit Sharing Feature and the Basic and Supplemental Employer Contribution and shall participate on the next applicable payroll date with respect to Member Contributions, Matching Employer Contributions and the 401(k) Feature, as and to the extent any such contribution feature is then maintained by such Employee's Employer.

     For purposes of this Section and all purposes under the Plan, an Employee who is employed on an hourly basis following the adoption date of the Plan by the Employer, but prior to the adoption of an hourly exclusion by his

     Employer, shall continue to be deemed to be an Employee and will continue to receive benefits on the same basis as a regular salaried Member, despite classification as an hourly employee. In the event an individual who was not part of an eligible class of Employees becomes part of an eligible class, such individual will be eligible to participate in the Plan in accordance with the provisions of this Section 2.

(C) Where an Employer designates a one Year of Service or two Years of Service eligibility requirement, an Employee must complete at least 1,000 Hours of Employment during each 12-consecutive-month eligibility computation period (measured from his date of Employment and then from each January 1, thereafter). Where an Employer designates an eligibility waiting period of less than 12 months, an Employee must, for purposes of eligibility, complete a required number of hours (measured from his date of Employment and each anniversary thereafter) which is arrived at by multiplying the number of months of the eligibility waiting period requirement by 83 ; provided, however, if the Employee completes at least 1,000 Hours of Employment during the 12-consecutive month eligibility computation period (measured from his date of Employment and then from each January 1 thereafter) the Employee shall be deemed to satisfy the eligibility waiting period designated by the Employer.

(D)   (1)  The Employer shall notify each Employee of his
           membership in the Plan and shall furnish him with an enrollment application in order that he may elect to make contributions under Article III, Section 1 or elect to defer a percentage of his Salary under the 401(k) Feature in Article III, Section 4 (if applicable) or receive a basic contribution under
           Article III, Section 2, or a Profit Sharing contribution under Article III, Section 8 (if applicable), at the earliest possible date consonant with Paragraph (E) of this Section.

      (2) All Employees whose Employment commences after the expiration date of the Employer's waiver of the eligibility requirement(s) shall be enrolled in the Plan in accordance with the eligibility requirement(s) designated in Paragraph (B) above.

      (3) The Employer must submit enrollment applications to the Board on a monthly basis.

      (4) If it is determined that an Employee who is eligible to be enrolled has, for any reason, not been so notified, such Employee shall be furnished an application by his Employer and be retroactively enrolled, as of the date he first became eligible, upon receipt by the Board of the application properly executed. In such event, the Employee may, at his election, make any contributions which he could have made had he been enrolled on such date. The Employer will be required to make the contributions (without Plan earnings thereon) it would have made had the Employee been enrolled on such earlier date. The Account of an Employee who is retroactively enrolled shall, upon such enrollment, consist solely of the number of Units which, as of the Valuation Date coincident with or next following such enrollment, may be credited to him pursuant to Article
           V based upon the amount of contributions received by the Board.

(E) An Employee shall become a Member on his Enrollment Date which shall be the date on which he becomes eligible. However, no person shall under any circumstances become a Member unless and until his enrollment application is filed with, and accepted by, the Plan. If an Employee fails to complete the enrollment form furnished to him, the Employer shall do so on his behalf. In the event the Employer submits the enrollment form on behalf of the Employee, the Employee shall be deemed to have elected not to make any contributions under the Plan.

(F) At the option of the Employer, an Employee who is employed on or prior to his Employer's Commencement Date may make a one time election to waive participation in the Plan on the Employer's Commencement Date.

(G) Membership under all provisions of the Plan shall terminate upon the earlier of (a) a Member's termination of Employment and payment to him of his entire vested interest, or (b) his death.

                        ARTICLE III CONTRIBUTIONS

Section 1.  Contributions by Members.

Under this Section, a Member of an Employer may elect to make a monthly contribution under the Plan of 2%, 3%, 4%, 5%, 6%, 7%, 8%,9%, 10%, 11%, or 12%
of his Salary. In addition, (i) a Member of an Employer that adopts the Plan after December 31, 1992, and does not elect to make contributions pursuant to the 401(k) Feature, Option 1, under Section 4(B) of this Article, may elect to make a monthly contribution under the Plan of 1% of his Salary and (ii) effective July 1, 1992, a Member whose Employer makes contributions under
Section 2 of this Article, at a matching and/or basic contribution rate such that the maximum Employer contribution may not exceed 10% of his Salary, may elect to make a monthly contribution of 13%, 14% or 15% of his Salary. He may change his contribution rate or suspend his contributions at any time, but reduced or suspended contributions may not subsequently be made up.

Section 2.  Regular Contributions by Employer.

(A)   Matching Employer Contributions

      Under this Section, an Employer shall contribute monthly under the Plan on behalf of each of its Members (subject to any possible suspension under Article VII) an amount equal to a percentage (as specified by the Employer) of the Member's contributions not in excess of a maximum of 12% (in increments of 1% and subject to the further restrictions for Formula Step (2), Formula 150 and Formula 200 specified below) of his Salary for such month. The percentage chosen by the Employer shall be in accordance with the schedule of contribution formulas listed below, and must be uniformly applicable to all its Members.

      Formula   0         -    0% of the Member's contributions.
      Formula  25*        -    25% of the Member's contributions.
      Formula  50         -    50% of the Member's contributions.

--------------------
      *  Not available to an Employer which adopts the 401(k)
         Feature under Section 4(B) of this Article.

      ** Not available to an Employer which adopts the 401(k)
         Feature under Section 4(B) of this Article and contributes monthly on behalf of each of its Members an amount equal to a percentage of the Member's contributions not in excess of 3% of his Salary for each month.

      Formula  75         -   75% of the Member's contributions.
      Formula 100         -  100% of the Member's contributions.
      Formula Step (1)**  -  (i)  50% of the Member's contributions during the second and third years of
                                  Employment.
                             (ii) 75% of the Member's contributions
                                  during the fourth and fifth years of
                                  Employment.
                            (iii) 100% of the Member's
                                  contributions upon completion
                                  of 5 or more years of
                                  Employment.
Formula Step (2)    -        (i)  100% of the Member's
                                  contributions during the second
                                  and third years of Employment.
                            (ii)  150% of the Member's
                                  contributions during the fourth
                                  and fifth years of Employment.
                           (iii)  200% of the Member's
                                  contributions upon completion
                                  of 5 or more years of
                                  Employment.
Formula 150                    -  150% of the Member's contributions.
Formula 200****        -     200% of the Member's contributions.

(B) Basic Employer Contributions

    Effective January 1, 1993, an Employer may, at its option, make a basic contribution equal to a uniform percentage (as specified by the Employer) of each of its Members' Salaries for each month, provided that in no event shall such
    percentage exceed 15%.  The
--------------------
     *** Not available to an Employer which adopts the 401(k)
         Feature under Section 4(B) of this Article and contributes monthly on behalf of each of its Members an amount equal to a percentage of the Member's contributions not in excess of 2% of his Salary for such month.

    **** Not available to an Employer which contributes monthly on behalf of each its Members an amount equal to a percentage of the Member's contributions not in excess of 7%, 8%, 9%, 10%, 11%, 12%, 13%, 14% or 15% of his Salary for each month.

   ***** Not available to an Employer which contributes monthly on behalf of each of its Members an amount equal to a percentage of the Member's contributions not in excess of 9%, 10%, 11%, 12%, 13%, 14% or 15% of his Salary each month.

    percentage so specified may be elected or changed by the Employer by filing a properly completed form with the Thrift Plan Office. No more than one such change may be made by an Employer during any year. An employer may restrict the allocation of such basic contribution to those Members who were employed with the Employer on the last working day of the month for which the basic contribution is made.

    At the election of the Employer, any basic contribution shall be credited to its Members' 401(k) Accounts or Regular
    Accounts on a uniform basis.

(C) Regular Accounts

    A Regular Account shall be established and maintained for each Member on whose behalf contributions are made to the Plan pursuant to Section 1 or 2 of this Article.

Section 3.  Supplemental Contributions by Employer.

An Employer may, at its option, make a supplemental contribution under Formula (1) or (2) below:

Formula (1) - A uniform percentage (as specified by the Employer) of each Member's contributions which were received by the Plan during the preceding Plan Year, provided that in no event shall a supplemental contribution under Formula (1) for any Member exceed 6% of the Member's Salary. Such supplemental contribution may be made on or before the last day of February in any year on behalf of all those Members who were in its employ on the last working day of the preceding Plan Year. For purposes of this Section, Members on a Type 1 non-military Leave of Absence (as defined under Article I, Paragraph (20) and Article X, Section 8(B)(1)), or a Type 4 military Leave of Absence (as defined under Article I, Paragraph (20) and Article X, Section 8(B)(4)), shall be deemed employed on the last working day of such preceding Plan Year.

Formula (2) - A uniform dollar amount per Member (provided that this option shall not be available prior to December 31, 1992) or a uniform percentage of each Member's Salary (i) for the preceding Plan Year, regardless of whether the Member was eligible to participate in the Plan during the entire Plan Year, or (ii) if an Employer so elects with respect to all of its Members, for the portion of the preceding Plan Year during which the Member was eligible to participate in the Plan. Such supplemental contribution may be made on or before the last day of February in any year on behalf of all those Members who were in its employ on the last working day of the preceding Plan Year. For purposes of this Section, Members on a Type 1 non-military Leave of Absence (as defined under Article I, Paragraph (20) and Article X, Section 8(B)(1)), or a Type 4 military Leave of Absence (as defined under Article I, Paragraph
(20) and Article X, Section 8(B)(4)), shall be deemed employed on the last working day of such preceding Plan

Year. The percentage contributed under this Formula (2) shall be limited in accordance with the Employer's matching formula and basic contribution rate under Section 2 of this Article such that the sum of the Employer's Formula
(2) supplemental contribution plus the Employer basic contribution and the maximum Employer matching contribution under Section 2 of this Article shall not exceed 15% of Salary for such year.

At the election of the Employer, any supplemental contribution shall be credited either to its Members' 401(k) Accounts or Regular Accounts on a uniform and nondiscriminatory basis.

Section 4.  401(k) Features.

    (A) An Employer may, at its option, adopt either the 401(k) Feature under Paragraph (B) of this Section or one of the 401(k) Features described in Paragraph (C) of this Section. Under any 401(k) Feature, there shall be established for each of its Members a "401(k) Account." (For purposes of this Section, the "401(k) Account" and the "Regular Account" shall comprise the Member's Account as defined in Article I, Paragraph (1).) A Member's 401(k) Account shall be invested pursuant to his overall directions under Article IV but maintained separately from his Regular Account (consisting of the value of contributions made under Sections 1 and 2 of this Article).

    (B) Option 1 - Under the 401(k) Feature provided in this Paragraph (B), each Member may elect to defer 2%, 3%, 4%, 5%, 6%, 7%, 8%, 9%, 10%, 11% or 12% of his monthly Salary and direct his Employer to contribute such amount to his 401(k) Account. In addition, effective July 1, 1992, a Member whose Employer makes contributions under Section 2 of this Article, at a matching and/or basic contribution rate such that the maximum Employer contribution may not exceed 10% of his Salary, may elect a deferral rate of 13%, 14% or 15% of his Salary. Such deferral to the 401(k) Account shall reduce the Member's current monthly contribution under Section 1 of this Article.

    The Employer shall contribute monthly to each Member's 401(k) Account an amount equal to 2% of his monthly Salary not in excess of $3,750, subject to Article X, Section 1 of the Plan, unless the Member has deferred amounts of his monthly
    Salary pursuant to the preceding paragraph, in which case the Employer's 2% contribution will be allocated to the Member's Regular Account. The amount which the Employer would otherwise be required to contribute with respect to each Member under Section 2 of this Article shall be reduced, but not below zero, by the amount which it contributes with respect to the Member under this Paragraph (B).
    Notwithstanding anything in this Paragraph to the contrary, should a Member's deferrals to the 401(k) Account reach the maximum specified under the provisions of Paragraph (I) below in any Plan Year, the Employer's 2% contribution will be allocated to the Member's Regular Account for the remainder of such Plan Year.

(C) Effective January 1, 1989, the Employer may no longer elect the Monitored 401(k) Feature. The Monitored 401(k) Feature previously required that each Member's contributions made under Section 1 of this Article, up to 6% (or, at the election of the Employer, up to 3%) of his Salary, shall be allocated to the Member's 401(k) Account. If the Member contributed an amount in excess of 6% (or, at the election of the Employer, in excess of 3%) of his Salary, the Member was permitted to allocate such excess contributions to his 401(k) or Regular Account in increments of 1% of his Salary.

    Commencing effective January 1, 1989, the Employer, at its option, may adopt either of the two additional 401(k)
    Features described below:

    Option 2 - Under this Feature, each Member, at his election, may make deferrals to his 401(k) Account and/or contributions to his Regular Account, in the amounts specified in Article III, Section 4(B), and Article III, Section 1, respectively. Such amounts may be allocated between the 401(k) Account and/or the Regular Account based on multiples of 1%.

    If so adopted, Employer contributions under the Plan, which shall be made monthly on behalf of each Member in an amount equal to a percentage of the Member's deferrals to his 401(k) Account and contributions to his Regular Account as specified by the Employer under Section 2 of Article III (in 1% increments ranging from 1% to 15%) of his Salary for such month, shall first be allocated to a Member's 401(k) Account until total Member deferrals and Employer contributions allocated to the Member's 401(k) Account equal a percentage specified by the Employer not in excess of 15%. Thereafter, the Employer contributions, with respect to both Member 401(k) deferrals and Regular contributions, shall be contributed to the Member's Regular Account in an amount pursuant to the percentage elected in the preceding sentence.

    Notwithstanding the Employer election made under this Option 2, if the Member has deferred amounts of his monthly Salary equal to the maximum specified under the provisions of Paragraph (I) below, the Employer shall contribute the remaining Employer contributions to the Member's Regular Account.

    Option 3 - Under this Feature each Member may make deferrals to his 401(k) Account, but not contributions to his Regular Account. Each Member may elect to defer 2%, 3%, 4%, 5%, 6%, 7%, 8%, 9%,
    10%, 11% or 12% of his monthly Salary and direct his Employer to contribute such amount to his 401(k) Account. In addition, (i) a Member of an Employer that adopts the Plan after December 31, 1992, may elect a deferral rate of 1% of his Salary and (ii) effective July 1, 1992, a Member whose Employer makes contributions under Section 2 of this Article, at a matching and/or basic contribution rate such that the maximum Employer contribution may not exceed 10% of his Salary, may elect a deferral rate of 13%, 14% or 15% of his Salary. The Employer shall contribute monthly under the Plan on behalf of each Member an amount equal to a percentage, specified by the Employer under Section 2 of
    Article III, of the Member's deferrals to his 401(k) Account.
    The Employer's contributions under this Feature shall be made to the Member's Regular Account.

(D) Notwithstanding any other provision of this Section 4, the actual deferral percentages for the Plan Year for Highly Compensated Employees shall not exceed the greater of the following actual deferral percentages: (a) the actual deferral percentage for such Plan Year of those Employees who are not Highly Compensated Employees multiplied by 1.25; or
    (b) the actual deferral percentage for the Plan Year of those Employees who are not Highly Compensated Employees multiplied by 2.0, provided that the actual deferral percentage for the Highly Compensated Employees does not exceed the actual deferral percentage for such other Employees by more than 2 percentage points. For purposes of this Section 4, the "actual deferral percentage" for a Plan Year means, for each specified group of employees, the average of the ratios (calculated separately for each Employee in such group) of
    (a) the amount of deferrals and/or contributions made to the Member's 401(k) Account for the Plan Year, to (b) the amount of the Member's compensation (as defined in Section 414(s) of the Code) which, at the Employer's election, shall include the compensation required to be reported under Section 6041 or 6051 of the Code (i.e., "W-2 compensation") for the Plan
    Year or, alternatively, where specifically elected by the Employer, for only that part of the Plan Year during which the Member was eligible to participate in the Plan. An Employee's actual deferral percentage shall be zero if no 401(k) deferral or contribution is made on his behalf for such Plan Year. If the Plan and one or more other plans which include cash or deferred arrangements are considered as one plan for purposes of Sections 401(a)(4) and 410(b) of the Code, the cash or deferred arrangements included in such plans shall be treated as one arrangement for purposes of this Section 4. For purposes of determining the actual deferral percentage of a Member who is a Highly Compensated Employee subject to the family aggregation rules of Section 414(q)(6) of the Code because such Employee is either a five-percent owner or one of the ten most Highly Compensated Employees as described in Section 414(q)(6) of the Code, the 401(k) deferrals, contributions and compensation (as defined in Section 414(s) of the Code) of such Member shall include 401(k) deferrals, contributions and compensation (as defined in Section 414(s) of the Code) of "family members", within the meaning of Section 414(q)(6) of the Code, and such "family members" shall not be considered as separate Employees in determining actual deferral percentages. In accordance with IRS Regulations, the actual deferral percentage of a Member who is a Highly Compensated Employee and who is eligible to participate in two or more cash or deferred arrangements maintained by his Employer shall be determined by treating all such cash or deferred arrangements as a single arrangement.

(E) The Thrift Plan Office shall determine as of the end of the Plan Year whether one of the actual deferral percentage tests specified in Paragraph (D) above is satisfied for such Plan
    Year. This determination shall be made after first determining the treatment of excess deferrals within the meaning of Section 402(g) of the Code under Paragraph (I) below. In the event that neither of such actual deferral percentage tests is satisfied, the Thrift Plan Office shall, to the extent permissible under the Code and the IRS
    Regulations, refund the excess contributions for the Plan
    Year in the following order of priority: by (i) refunding such amounts deferred by the Member and allocated to his 401(k) Account which were not matched by his Employer (and any earnings and losses allocable thereto), and (ii) refunding amounts deferred for such Plan Year by the Member and allocated to his 401(k) Account (and any earnings and losses allocable thereto) and, in accordance with the Code and applicable IRS Regulations, forfeiting the amounts contributed for such Plan Year by the Employer with respect to the Member's 401(k) deferrals that are returned pursuant to this Paragraph (and any earnings and losses allocable thereto). The distribution of such excess contributions shall be made to Highly Compensated Members to the extent practicable before the 15th day of the third month immediately following the Plan Year for which such excess contributions were made, but in no event later than the end of the Plan Year following such Plan Year or, in the case of the termination of the Plan in accordance with Article XII or termination of Employer participation in the Plan in accordance with Article XI, no later than the end of the twelve-month period immediately following the date of such termination. For purposes of this Section 4, "excess contributions" means, with respect to any Plan Year, the excess of the aggregate amount of 401(k) deferrals and/or contributions (and any earnings and losses allocable thereto) made to the 401(k) Accounts of Highly Compensated Members for such Plan Year, over the maximum amount of such deferrals and/or contributions that could be made to the 401(k)
    Accounts of such Members without violating the requirements of Paragraph (D) above, determined by reducing 401(k) deferrals and/or contributions made by or on behalf of Highly Compensated Members in order of the actual deferral percentages beginning with the highest of such percentages.
    The distribution of excess contributions shall be made to Highly Compensated Members on the basis of the respective portions of the excess contributions attributable to each such Member. Excess contributions of Members who are subject to the family member aggregation rules shall be allocated among the family members in proportion to the 401(k) deferrals (and amounts treated as 401(k) deferrals) of each family member that are aggregated to determine the combined actual deferral percentages.

    (F) Notwithstanding any other provision of the Plan, the sum of the actual deferral percentage determined in accordance with Paragraph (D) above of those Employees who are Highly Compensated Employees and the actual contribution percentage determined in accordance with Section 7 of this Article III of those Employees who are Highly Compensated Employees may not exceed the aggregate limit as determined below.

For purposes of this Section 4, the "aggregate limit" for a Plan
Year is the greater of:

(1) The sum of:

    (a) 1.25 times the greater of the relevant actual deferral percentage or the relevant actual contribution percentage, and

    (b) Two percentage points plus the lesser of the relevant actual deferral percentage or the relevant actual contribution percentage. In no event, however, shall this amount exceed twice the lesser of the relevant actual deferral percentage or the relevant actual contribution percentage; or

(2) The sum of:

    (a) 1.25 times the lesser of the relevant actual deferral percentage or the relevant actual contribution percentage, and

    (b) Two percentage points plus the greater of the relevant actual deferral percentage or the relevant actual contribution percentage. In no event, however, shall this amount exceed twice the greater of the relevant actual deferral percentage or the relevant actual contribution percentage; provided, however, that if a less restrictive limitation is prescribed by the IRS, such limitation shall be used in lieu of the foregoing. The relevant actual deferral percentage and relevant actual contribution percentage are defined in accordance with the Code and the IRS Regulations.

    The Thrift Plan Office shall determine as of the end of the Plan Year whether the aggregate limit has been exceeded. This determination shall be made after first determining the treatment of excess deferrals within the meaning of Section 402(g) of the Code under Paragraph (I) below, then determining the treatment of excess contributions under Paragraph (E) above, and then determining the treatment of excess aggregate contributions under Section 7 of this
    Article III. In the event that the aggregate limit is exceeded, the actual contribution percentage of those Employees who are Highly Compensated Employees shall be reduced in the same manner as described in Section 7 of this Article until the aggregate limit is no longer exceeded, unless the Thrift Plan Office designates, in lieu of the reduction of the actual contribution percentage a reduction in the actual deferral percentage of those Employees who are Highly Compensated Employees, which reduction shall occur in the same manner as described in Section 4(E) of this Article until the aggregate limit is no longer exceeded.

(G) Notwithstanding the provisions of Paragraphs (D) and (E) above, the amount of excess contributions to be distributed pursuant to Paragraph (E) above, with respect to a Member for a Plan Year, shall be reduced by any excess deferrals distributed to such Member for such Plan Year pursuant to Paragraph (I) below.

(H) A withdrawal from the vested portion of a Member's 401(k) Account may be made only upon (a) attainment of age 59 1/2, (b) hardship (as determined by the Board in accordance with this Paragraph (H)), (c) termination of Employment, (d) death, (e) Disability or (f) termination of an Employer's participation in the Plan provided the Employer certifies in writing in such form as is satisfactory to counsel that no successor defined contribution plan (other than an employee stock ownership plan as defined in Section 4975(e)(7) of the Code) will be established or maintained by the Employer at the time of termination of participation in the Plan or will be maintained through the period ending twelve months after distribution of all assets from the Plan attributable to the Employer's participation in the Plan and amounts distributed upon such event shall be in the form of a "lump sum distribution" within the meaning of Section 402(e)(4) of the Code (without regard to Code Sections 402(e)(4)(A)(i)-(iv) and Code Sections 402(e)(4)(B) and (H)).

    A withdrawal is on account of hardship only if the distribution is both made on account of an immediate and heavy financial need of the Member and is necessary to satisfy such financial need, and further provided that no earnings in the Member's 401(k) Account credited on or after January 1, 1989 and/or Employer contributions made to the Member's 401(k) Account on or after January 1, 1989 may be distributed in satisfying such need. For the purposes of this Paragraph (H), the term "immediate and heavy financial need" shall be limited to the need of funds for (i) the payment of medical expenses described in Section 213(d) of the Code previously incurred by the Member, the Member's Spouse, or any of the Member's dependents (as defined in Section 152 of the Code) or necessary for those persons to obtain such care, (ii) the payment of tuition for the next twelve months of post-secondary education of the Member, the Member's Spouse, the

    Member's children, or any of the Member's dependents (as defined in Section 152 of the Code), (iii) the purchase (excluding mortgage payments) of a principal residence for the Member, or (iv) the prevention of eviction of the Member from his principal residence or the prevention of foreclosure on the mortgage of the Member's principal residence. For purposes of this Paragraph (H), a distribution generally may be treated as "necessary to satisfy a financial need" if the Employer reasonably relies upon the Member's written representation that the need cannot be relieved (i) through reimbursement or compensation by insurance or otherwise, (ii) by reasonable liquidation of the Member's assets, to the extent such liquidation would not itself cause an immediate and heavy financial need, (iii) by cessation of Member 401(k) deferrals pursuant to Article III,
    Section 4 of the Plan or Member Regular contributions pursuant to Article III, Section 1 of the Plan or (iv) by other distributions or nontaxable (at the time of the loan) loans from plans maintained by the Employer or by any other employer, or by borrowing from commercial sources on reasonable commercial terms. The amount of any withdrawal pursuant to this Paragraph (H) shall not exceed the amount required to meet the demonstrated financial hardship, including any amounts necessary to pay any federal income taxes and penalties reasonably anticipated to result from the distribution, as certified to the Plan by the Member.

    No amounts may be withdrawn on account of hardship pursuant to this Paragraph prior to a Member's withdrawal of the remaining vested balance of his Regular Account and Rollover
    Account, notwithstanding the withdrawal restrictions contained in Article VII, Section 2 or below.

    Only one in-service withdrawal under this Paragraph may be made in any Plan Year, and any amounts paid under this Article may not be returned to the Plan. The amount of a withdrawal under this Paragraph (H) must be not less than the lesser of (i) $1,000, (ii) the full value of the vested portion of the 401(k) Account (reduced by the amount of post-December 31, 1988 earnings and Employer 401(k) contributions for those Members who have not attained age
    59 1/2), if such value is less than $1,000, or (iii) the amount approved as a hardship withdrawal by the Board.

(I) Notwithstanding any other provision of the Plan, no Member may defer to his 401(k) Account during any Plan Year an amount in excess of $7,000 multiplied by the adjustment factor as provided by the Secretary of the Treasury. The adjustment factor shall mean the cost of living adjustment factor prescribed by the Secretary of the Treasury under
    Section 402(g)(5) of the Code for years beginning after December 31, 1987, as applied to such items and in such manner as the Secretary shall provide. In the event that the aggregate amount of 401(k) deferrals for a Member exceeds the limitation in the previous sentence, the amount of such excess, increased by any income and decreased by any losses attributable thereto, shall be refunded to such Member no later than the April 15 of the Plan Year following the Plan Year for which the 401(k) deferrals were made.

Section 5.  Remittance of Contributions.

The monthly contributions of both Members and their Employer (including an administrative fee, as determined by the Board, to be paid by the Employer to defray expenses attributable to its participation in the Plan) shall be recorded by the Employer and remitted to the Board so that the Board shall be in receipt thereof by the 15th day of the month next following the month in respect of which such contributions are payable. Such amounts shall be used to provide additional Units pursuant to Article V. Any contributions received by the Thrift Plan Office on the first working day of a month shall be deemed to have been received on the last working day of the immediately preceding month. Working day shall be defined as any day regular mail is delivered by the United States Postal Service.

Section 6.  Transfer of Funds and Rollover Contributions.

(A) Upon such terms and conditions as the Board and the IRS shall approve, and provided that all benefits (including all optional forms of benefit) under the prior retirement plan are protected in accordance with Section 411(d)(6) of the Code, or any successor thereto, and the IRS Regulations thereunder, a transfer of funds may be made to the Plan from a prior retirement plan of an employer which was qualified under Section 401(a) of the Code so long as such funds (a) have been allocated to the individual members of such prior plan, (b) shall be allocated to the Accounts of the Members of the Plan to whom they were allocated under such prior plan, and (c) shall be applied so that each Member affected thereby would receive a benefit immediately after the transfer, if the Plan then terminated, at least equal to the benefit he would have received upon a termination of such prior plan immediately before such transfer. In addition to protecting those prior retirement plan benefits as required in the preceding sentence, the Thrift Plan Office may, in its discretion, preserve any other prior retirement plan options which it determines to be economically and administratively feasible and which are not required to be protected under
    Section 411(d)(6) of the Code. Each Employee with respect to whom such a transfer is made shall, upon such transfer, be eligible for membership in the Plan.

    (B) If the funds so transferred are transferred from a retirement plan subject to Code Section 401(a)(11), then such funds shall be maintained in a separate account and any subsequent distribution of those funds, and earnings thereon, shall be subject to the following provisions:

    (1) The benefit to which a married Member is entitled shall, except as otherwise provided in this Paragraph (B), be payable by purchase from an insurance company of a single premium contract providing for a Qualified Joint and Survivor Annuity. The term, "Qualified Joint and Survivor Annuity," means a benefit providing an annuity commencing immediately for the life of the Member, ending with the payment due on the last day of the month coincident with or preceding the date of his death, and, if the Member dies leaving a Surviving Spouse, a survivor annuity for the life of such Surviving Spouse equal to one-half of the annuity payable for the life of the Member under his Qualified Joint and Survivor Annuity, commencing on the last day of the month following the date of the Member's death and ending with the payment due on the first day of the month coincident with or preceding the date of such Surviving Spouse's death.

    (2) In lieu of the form of benefit described immediately above, any benefit payable pursuant to this Paragraph
         (B) may be paid in one cash payment thereof, subject to the provisions of Subparagraph (5) below.

    (3) If a Member dies prior to the date payment of his benefit commences (i) without leaving a Surviving Spouse, or (ii) leaving a Surviving Spouse and having made a valid election to waive the Preretirement Survivor Annuity in accordance with Subparagraph (5) below, then the remaining value of the Member's account subject to this Paragraph (B) shall become payable to his Beneficiary in a lump sum subject to Article III,
         Section 8(E)(2) and Article VII, Section 3(B).

    (4) A Preretirement Survivor Annuity shall be paid to the Surviving Spouse of a Member or former Member who dies before the commencement of payment of any benefit from an account subject to this Paragraph (B). The term "Preretirement Survivor Annuity" means a benefit providing for payment of 50% of the Member's account balance as of the Valuation Date coincident with or preceding the date of his death, by the purchase of a single premium contract issued by an insurance company providing a survivor annuity to his Surviving Spouse, for the life of such Surviving Spouse. Payment of a Preretirement Survivor Annuity shall commence in the month following the month in which the Member dies or as soon as practicable thereafter; provided, however, that to the extent required by law, if the value of the amount used to purchase a Preretirement Survivor
         Annuity exceeds $3,500, then payment of the Preretirement Survivor Annuity shall not commence prior to the date the Member reached (or would have reached, had he lived) Normal Retirement Age without the written consent of the Member's Surviving Spouse. Absence of any required consent will result in a deferral of payment of the Preretirement Survivor Annuity to the month following the month in which occurs the earlier of (i) the date the required consent is received by the Board or (ii) the date the Member would have reached Normal Retirement Age had he lived.

(5) (i) In the case of the Qualified Joint and Survivor Annuity, the Fund shall no less than 30 days and no more than 90 days prior to the annuity starting date provide each Member a written explanation of:
           (i) the terms and conditions of the Qualified Joint and Survivor Annuity; (ii) the Member's right to make and the effect of an election to waive the Qualified Joint and Survivor Annuity form of benefit; (iii) the rights of a Member's Spouse; and
           (iv) the right to make, and the effect of, a revocation of a previous election to waive the Qualified Joint and Survivor Annuity. In the case of the Preretirement Survivor Annuity, the Fund shall provide each Member within the applicable period for such Member a written explanation of the Preretirement Survivor Annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements applicable to the Qualified Joint and Survivor Annuity.

           The applicable period for a Member is whichever of the following periods ends last: (i) the period beginning with the first day of the Plan Year in which the Member attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Member attains age 35; (ii) a reasonable period ending after the individual becomes a Member; or (iii) a reasonable period ending after this subparagraph (i) first applies to the Member. Notwithstanding the foregoing, notice must be provided within a reasonable period ending after separation from service in the case of a Member who separated from service before attaining age 35.

           For purposes of applying the preceding paragraph, a reasonable period ending after the enumerated events described in (ii) and (iii) is the end of the two-year period beginning one year prior to the date the applicable event occurs, and ending one year after that date. In the case of a Member who separates from service before the Plan Year in which age 35 is attained, notice shall be provided within the two-year period beginning one year prior to separation and ending one year after separation. If such a Member thereafter returns to employment with an Employer, the applicable period for such Member shall be redetermined.

     (ii) A Member may, with the written consent of his Spouse (unless the Board makes a written determination in accordance with the Code and the Regulations that no such consent is required), elect in writing (i) to receive his benefit in a single lump sum payment within the 90-day period ending on his annuity starting date (which is the first day of the first period for which an amount is paid as an annuity or any other form); and (ii) to waive the Preretirement Survivor Annuity within the period beginning on the first day of the Plan Year in which the Member attains age 35 and ending on the date of his death. Any election made pursuant to this Subparagraph (5) may be revoked by a Member, without spousal consent at any time within which such election could have been made. Such an election or revocation must be made in accordance with procedures developed by the Board and shall be notarized.

              Any consent by a Spouse obtained under this provision (or establishment that the consent of a Spouse may not be obtained) shall be effective only with respect to such Spouse. A consent that permits designations by the Member without any requirement of further consent by such Spouse must acknowledge that the Spouse has the right to limit consent to a specific Beneficiary, and a specific form of benefit where applicable, and that the Spouse voluntarily elects to relinquish either or both of such rights. No consent obtained under this provision shall be valid unless the Member has received the notice described in subparagraph (i) above.

(6) Notwithstanding the preceding provisions of this Paragraph (B), any benefit of $3,500, subject to the limits of Article X, Section 4, or less shall be paid in a lump cash sum in full settlement of the Plan's liability therefor; provided, however, that in the case of a married Member, no such lump sum payment shall be made after benefits have commenced without the consent of the Member and his Spouse or, if the Member has died, the Member's Surviving Spouse. Furthermore, if the value of the benefit payable to a Member or his Surviving Spouse is greater than $3,500 and the Member has or had not reached his Normal Retirement Age, then to the extent required by law, unless the Member (and, if the Member is married and his benefit is to be paid in a form other than a Qualified Joint and Survivor Annuity, his Spouse, or, if the Member was married, his Surviving Spouse) consents in writing to an immediate distribution of such benefit, his benefit shall continue to be held in the Trust until a date following the earlier of (i) the date of the Board's receipt of all required consents or (ii) the date the Member reaches his earliest possible Normal Retirement Age under the Plan (or would have reached such date had he lived), and thereafter shall be paid in accordance with this Paragraph (B).

    (C) Upon such terms and conditions as the Board shall approve, effective January 1, 1993, (i) all Members (regardless of whether their Accounts are active) shall be permitted to make rollover contributions to the Plan of amounts held on their behalf in an employee benefit plan qualified under Section 401(a) of the Code or an individual retirement account or annuity described in Section 408(d)(3) of the Code and (ii) an Employer may, at its option, permit its Employees to make rollover contributions prior to the date as of which the Employees become eligible for membership in the Plan. All such amounts which are accepted by the Thrift Plan Office shall be certified in form and substance satisfactory to the Thrift Plan Office by the Member as consisting of all or a portion of (i) a "qualified total distribution" within the meaning of Section 402(a)(5)(E)(i) of the Code or (ii) effective January 1, 1993, an "eligible rollover distribution" or a "rollover contribution" within the meaning of Section 402(c)(4) or Section 408(d)(3), respectively, of the Code. A Member shall have a nonforfeitable vested interest in all such amounts credited to his Rollover Account

Section 7.  Limitations on Member Contributions and Matching
              Employer Contributions.

(A) Notwithstanding any other provision of this Section 7, the actual contribution percentage for the Plan Year for Highly Compensated Employees shall not exceed the greater of the following actual contribution percentages: (a) the actual contribution percentage for such Plan Year of those Employees who are not Highly Compensated Employees multiplied by 1.25;
    or (b) the actual contribution percentage for the Plan Year of those Employees who are not Highly Compensated Employees multiplied by 2.0, provided that the actual contribution percentage for the Highly Compensated Employees does not exceed the "actual contribution percentage" for such other Employees by more than 2 percentage points. For purposes of this Section 7, the "actual contribution percentage" for a Plan Year means, for each specified group of Employees, the average of the ratios (calculated separately for each Employee in such group) of (a) the sum of (i) Employer matching contributions credited to his Regular Account as described in Section 2 and Section 3, Formula (1) of this
    Article for the Plan Year, (ii) Member contributions credited to his Regular Account for the Plan Year, and (iii) in accordance with and to the extent permitted by the IRS
    Regulations, 401(k) deferrals credited to his 401(k) Account, to (b) the amount of the Member's compensation (as defined in Section 414(s) of the Code) which, at the Employer's election, shall include the compensation required to be reported under Section 6041 or 6051 of the Code (i.e., "W-2 compensation") for the Plan Year or, alternatively, where specifically elected by the Employer, for only that part of the Plan Year during which the Member was eligible to participate in the Plan. The 401(k) deferrals referred to in
    (iii) above in this Paragraph (A) may be taken into account in determining the actual contribution percentage for a Plan Year if the actual deferral percentage test is satisfied prior to and following the exclusion of the 401(k) deferrals that are used to satisfy the actual contribution percentage test. An Employee's actual contribution percentage shall be zero if no such contributions are made on his behalf for such Plan Year. The actual contribution percentage taken into account under this Paragraph (A) for any Highly Compensated Employee who is eligible to make Member contributions or receive Employer matching contributions under two or more plans described in Section 401(a) of the Code or arrangements described in Section 401(k) of the Code that are maintained by the Employer shall be determined as if all such contributions were made under a single plan. For purposes of determining the actual contribution percentage of a Member who is a Highly Compensated Employee subject to the family aggregation rules of Section 414(q)(6) of the Code because such Member is either a five-percent owner or one of the ten most Highly Compensated Employees as described in Section
    414(q)(6) of the Code, the Employer matching and Member contributions and compensation (as defined in Section 414(s) of the Code) of such Member shall include the Employer matching and Member contributions and compensation (as defined in Section 414(s) of the Code) of "family members", within the meaning of Section 414(q)(6) of the Code, and such "family members" shall not be considered as separate
    Employees in determining actual contribution percentages.

    (B) The Thrift Plan Office shall determine as of the end of the Plan Year whether one of the actual contribution percentage tests specified in Paragraph (A) above is satisfied for such Plan Year. This determination shall be made after first determining the treatment of excess deferrals within the meaning of Section 402(g) of the Code under Article III,
    Section 4(I) and then determining the treatment of excess contributions under Article III, Section 4(E). In the event that neither of the actual contribution percentage tests is satisfied, the Thrift Plan Office shall refund the excess aggregate contributions in the manner described in Paragraph
    (C) below. For purposes of this Section 7, "excess aggregate contributions" means, with respect to any Plan Year and with respect to any Member, the excess of the aggregate amount of contributions (and any earnings and losses allocable thereto) made as (a) Employer matching contributions to their Regular Accounts, (b) Member contributions to their Regular Accounts and (c) 401(k) deferrals by Members to their 401(k) Accounts (to the extent permitted by the IRS Regulations and if the Thrift Plan Office elects to take into account such 401(k) contributions when calculating the actual contribution percentage) of Highly Compensated Members for such Plan Year, over the maximum amount of such contributions that could be made as Employer matching contributions to Regular Accounts, Member contributions to Regular Accounts and 401(k) deferrals by Members to 401(k) Accounts of such Members without violating the requirements of Paragraph (A) above.

(C) If the Thrift Plan Office is required to refund excess aggregate contributions for any Highly Compensated Member for a Plan Year in order to satisfy the requirements of Paragraph
    (A) above, then the refund of such excess aggregate contributions shall be made with respect to such Highly Compensated Members to the extent practicable before the 15th day of the third month immediately following the Plan Year for which such excess aggregate contributions were made, but in no event later than the end of the Plan Year following such Plan Year or, in the case of the termination of the Plan in accordance with Article XII or termination of Employer participation in the Plan in accordance with Article XI, no later than the end of the twelve-month period immediately following the date of such termination. For each such Member, the amounts so refunded shall be made in the following order of priority: (i) to the extent that the amounts contributed by the Member to his Regular Account for such Plan Year exceed the highest rate of such contributions with respect to which amounts were contributed by the Employer to the Member's Regular Account, by refunding such amounts contributed by the Member to his Regular Account which were not matched by his Employer (and any earnings and losses allocable thereto) and (ii) by refunding amounts contributed for such Plan Year by the Member to his Regular Account which were matched by his Employer (and any earnings and losses allocable thereto) and, solely to the extent permitted under the Code and applicable IRS Regulations, distributing to the Member amounts contributed for such Plan Year by the Employer with respect to the amounts so returned (and any earnings and losses allocable thereto). All such distributions shall be made to, or shall be with respect to, Highly Compensated Members on the basis of the respective portions of such amounts attributable to each such Highly Compensated Member.

Section 8.  Profit Sharing Feature.

    (A) An Employer may, at its option, adopt a Profit Sharing Feature as described herein, subject to any other provisions of the Plan, where applicable. This Feature may be adopted either in lieu of, or in addition to, any other Plan Feature contained in this Article III, including the contributions described in Sections 1 through 4 of this Article. The Profit Sharing Feature is designed to provide the Employer a means by which to provide discretionary contributions on behalf of Employees eligible under the Plan.

    Where investments provided for the contributions permitted under
    Article III, Sections 1 through 4 were subject to the Members' investment directions among the Investment Funds and the Profit Sharing Feature elected by the Employer requires that all account balances be invested in Investment Fund B or D, the accounts provided under Article III, Sections 1 through 4 will continue to be subject to the Members' directions, pursuant to the provisions of Article IV.

(B) (1) Subject to the provisions of Article X, Section 1, an Employer may, but shall not be required to, contribute on behalf of each of its Members, on an annual (or at the election of the Employer, quarterly) basis for any Plan Year or fiscal year of the Employer (as the Employer shall elect), a discretionary amount not to exceed the maximum amount allowable as a deduction to the Employer under the provisions of Section 404 of the Code. Such Profit Sharing contribution must be received by the Thrift Plan Office on or before the last business day of the second month following the close of the Contribution Determination Period on behalf of all those Members who were in its employ on the last working day of such Contribution Determination Period. For purposes of making the al locations described in this Subparagraph (B)(1), a Member who is on a Type 1 non-military Leave of Absence (as defined in Article I, Paragraph (20) and Article X, Section 8(B)(1)) or a Type 4 military Leave of Absence (as defined in Article I, Paragraph (20) and Article X,
         Section 8(B)(4)), shall, notwithstanding the provisions of this Paragraph, be treated as if he were a Member who was an Employee in Employment on the last day of such Contribution Determination Period.

    (2) A Profit Sharing Account shall be established and maintained on behalf of each Member whose Employer has adopted the Profit Sharing Feature showing each Member's interests in the Investment Funds attributable solely to such Profit Sharing contributions. The interest in each Investment Fund shall be represented by Units. These Units will be valued in accordance with Article V. Such account shall be known as the "Profit Sharing Account," as defined under Article I, Paragraph (27) and shall be an account segregated from all other accounts maintained under the Plan with respect to such Member.

(C) (1)  Contributions shall be allocated to each Member's Profit
         Sharing Account for the Contribution Determination
         Period at the election of the Employer, in accordance with one of the options selected below: (i) in the same ratio as each Member's Salary during such Contribution Determination
         Period bears to the total of such Salary of all Members,
         (ii) in the same ratio as each Member's Salary for the portion of the Contribution Determination Period during which the Member satisfied the Employer's eligibility requirement(s) bears to the total of such Salary of all Members or (iii) an Employer may integrate the Profit
         Sharing Feature with Social Security in accordance with the following provision. The annual (or quarterly, if applicable) contribution for any Contribution
         Determination Period (which period shall include, for the purposes of the following maximum integration levels provided under Subparagraphs (C)(1) and (2) for those Employers who have elected quarterly allocations of contributions, the four quarters of a Plan Year or fiscal year) shall be allocated to each Member who is employed by the Employer on the last day of such Contribution Determination Period in a uniform percentage (i) of each Member's Salary during the Contribution Determination Period up to the Social
         Security Taxable Wage Base for such Contribution
         Determination Period (the "Base Contribution
         Percentage"), plus a uniform percentage of each Member's Salary for the Contribution Determination
         Period in excess of the Social Security Taxable Wage
         Base for such Contribution Determination Period (the
         "Excess Contribution Percentage"), or (ii) of each
         Member's Salary for the portion of the Contribution
         Determination Period during which the Member satisfied the Employer's eligibility requirement(s), if any, up to the Base Contribution Percentage for such Contribution Determination Period, plus a uniform percentage of each Member's Salary for the portion of the Contribution Determination Period during which the Member satisfied the Employer's eligibility requirement(s), equal to the Excess Contribution
         Percentage.

    (2) The Excess Contribution Percentage described in Subparagraph (1) above may not exceed the lesser of (i) the Base Contribution Percentage, or (ii) the greater of (1) 5.7% or (2) the percentage equal to the portion of the Code Section 3111(a) tax imposed on employers under the Federal Insurance Contributions Act (as in effect as of the beginning of the Plan Year) which is attributable to old-age insurance. For purposes of this Subparagraph (2), "compensation" as defined in
         Section 414(s) of the Code shall be substituted for "Salary" in determining the Excess Contribution Percentage and the Base Contribution Percentage.

    (3) The Employer may not adopt the Social Security integration options provided above if any other integrated defined contribution or defined benefit plan is maintained by the Employer during any Contribution
         Determination Period.

    (4) No contributions by Members shall be made under the Profit Sharing Feature provided under this Section 8 of
         Article III.

(D) (1) Contributions under the Profit Sharing Feature shall be invested in accordance with the provisions and procedures of Article IV, except as otherwise provided in this

         Paragraph (D). At the Employer's election, contributions on behalf of Members may be invested (i) entirely in Investment Fund B or D, or (ii) pursuant to the Member's directions among the Investment Funds. If the Employer does not so elect, or until an effective direction is made by Members, all contributions made pursuant to this Article III, Section 8, shall be invested in Investment Fund D.

    (2) A Member's investment directions, if any, with respect to contributions made under the Profit Sharing Feature, shall be submitted in writing and shall be separate from the directions submitted with respect to all other contributions under the Plan.

    (3) Where an Employer previously elected to invest contributions pursuant to Article IV and subsequently elects to have all future contributions invested entirely in Investment Fund B or D in accordance with Subparagraph (D)(1) above, Units previously accumulated in the Investment Funds prior to such election will continue to be subject to the Members' investment directions among such Investment Funds in accordance with Article IV. All future Employer contribution allocations made following the Employer's election shall be allocated to Investment Fund B or D, respectively.

(E) (1) Except as otherwise provided under Article VII, Section 2, no amounts may be withdrawn from a Member's Profit Sharing Account while still employed by the Employer, other than (i) amounts required to be distributed no later than April 1 of the calendar year following the calendar year in which the Member attains age 70 1/2, in accordance with Article VII, Section 3(C); (ii) amounts required to be distributed pursuant to the terms of a Qualified Domestic Relations Order, as defined in
         Article X, Section 6 of the Plan; or (iii) amounts withdrawn on account of mistake of fact, within one year after the payment of the contribution, as reviewed and approved by the Thrift Plan Office.

    (2) Subject to the provisions of Article VII, Section 3 of the Plan, upon receipt by the Plan of a notice of termination of Employment, a Member may request to withdraw any or all vested Units in his Profit Sharing
         Account, including any Units held in a Rollover Account for such Member, following the filing of a notice of withdrawal with the Thrift Plan Office. Subject to the provisions of Article VII, Section 3 and, to the extent applicable, the provisions of Article III, Section 6(B)
         (relating to transferred amounts and spousal consent), the normal form of benefit payment under the Profit
         Sharing Account upon receipt by the Plan of a notice of withdrawal is a lump sum payment. In lieu of a lump sum payment upon termination, to the extent permissible under Article VII, Section 3(B)(2), and, to the extent applicable, the provisions of Article III, Section 6(B)
         (relating to transferred amounts and spousal consent), a Member may elect in his notice of withdrawal to (i) defer receipt of some or all of his vested Profit
         Sharing Account until April 1 of the calendar year following the calendar year in which the Member attains
         70 1/2 in accordance with Article VII, Section 3(C); (ii) elect installment payments, as described below; (iii) if the Member's Employer has adopted the Plan after June 30, 1992 and has elected the annuity option under
         Section 3(B)(2) of Article VII, or to the extent otherwise required under Article III, Section 6(B)
         (relating to transferred amounts and spousal consent), receive an annuity, subject to the provisions of
         Section 3(B)(2) of Article VII (including spousal consent rules); or (iv) make periodic withdrawals not more frequently than once per year pursuant to the provisions of Article VII, Section 2. Notwithstanding the provisions of Article VII, Section 3 (other than
         Subsection (B)(2) thereof), any terminated Member with a Profit Sharing Account balance equal to or greater than $3,500 may elect to be paid in up to 10 annual installments (or, effective January 1, 1993, in 15 or
         20 annual installments, provided that a Member shall not be permitted to elect an installment period in excess of his remaining life expectancy and if a Member attempts such an election, he shall be deemed to have elected the installment period with the next lowest multiple within the Member's remaining life expectancy). The election of installments under this Subparagraph (2) may not be subsequently changed by the Member, except that the Member may request, in a notice of withdrawal, to withdraw the balance of the Units in his Profit Sharing Account as of the last day of any month.

    (3) Payments made on account of a Member's death shall be governed by the provisions contained in Article VII,
         Section 5.

    (4)  Notwithstanding the provisions of this Article III,
         Section 8, and subject to the provisions of Article VII, Section 3(C), any benefit payable to a Member shall commence no later than April 1 of the calendar year following the calendar year in which such Member attains age 70 1/2.

    (5) Where an Employer decides to no longer make available the Profit Sharing Feature, as described in Article III,
         Section 8, and adopts one of the options contained in
         Article III, Sections 1 through 4 in lieu thereof, the investment direction rights of Members with respect to their Profit Sharing Accounts shall be in accordance with the investment direction provisions of the Plan in effect immediately prior to such Employer decision (in accordance with Article III, Section 8(D)), unless otherwise specified by the Employer.

    (6) A transfer of funds may be made to the Profit Sharing Feature from a prior retirement plan which was qualified under Section 401(a) of the Code, subject to the provisions of Article III, Sections 6(A) and (B) and such additional terms and conditions as the Board shall approve. If the funds so transferred are from a retirement plan which maintains employee contributions, such transfer will not become effective until the Employer either (i) returns such employee contributions to the affected members prior to the transfer, or (ii) maintains the prior trust to hold such employee contributions until such time as they are fully distributed.

    (7) Subject to the provisions of Article XI, an Employer may terminate its participation in the Profit Sharing
         Feature. Distributions shall be made in accordance with the provisions of Article VII, Section 3.

                  ARTICLE IV INVESTMENT OF CONTRIBUTIONS

All contributions to the Plan shall, upon receipt by the Board, be delivered to the Trustee to be held in the Trust Fund and invested and distributed by the Trustee in accordance with the provisions of the Plan and Trust Agreement. The Trust Fund shall consist of certain investment funds (each an "Investment Fund") as described in the Trust Agreements and designated as follows:

    "Investment Fund A" - A diversified equity portfolio with the objective of simulating the performance of the Standard &
    Poor's Composite Index of 500 stocks.

    "Investment Fund B" - An income portfolio with the objective of maximizing income at minimum risk of capital with contributions invested in fixed income instruments, including, but not limited to: (i) group annuity contracts including fixed and variable rate contracts with insurance companies or other financial institutions, (ii) bank time deposits or deposit agreements, (iii) short term investment funds, (iv) U.S. Treasury Bills and (v) third party agreements providing book value liquidity for investments in U.S. Government or Agency securities or collateralized mortgage obligations backed by Agency collateral.

    "Investment Fund C" - A diversified equity portfolio with the objective of simulating the performance of the Standard &
    Poor's MidCap Index of 400 stocks.

    "Investment Fund D" - A government instrument fund with the objective of maximizing income at minimum risk of capital with underlying investments in obligations issued or guaranteed by the United States government or agencies or instrumentalities thereof.

    "Investment Fund E" - A diversified debt portfolio with the objective of simulating the performance of Lehman Brothers
    Aggregate Bond Index.

A Trustee may in its discretion invest any amounts held by it in any Investment Fund in any commingled or group trust fund described in Section 401(a) of the Code and exempt under Section 501(a) of the Code or in any common trust fund exempt under Section 584 of the Code, provided that such trust fund satisfies the requirements of this Plan applicable to such investment fund and that the Trustees serve as Trustee of such commingled, group or common trust fund. To the extent that the Investment Funds are at any time invested in any commingled, group or common trust fund, the declaration of trust or other instrument pertaining to such fund and any amendments thereto are hereby adopted as part of this Agreement and deemed to form a part of the Plan.

Except as provided in Article III, Section 8(D)(1), each Member shall direct in writing that his contributions (including 401(k) deferrals and rollover contributions, if any) and the contributions made by his Employer (including Profit Sharing contributions) on his behalf shall be invested (a) entirely in any single Investment Fund or (b) in any combination of Investment Funds in multiples of 5%. Until an effective direction is made by the Member, all such contributions shall be invested in Investment Fund D.

Any such investment direction shall be followed until changed. Subject to the provisions of the following paragraphs of this Section, one time during each month a Member may change his investment direction as to future contributions and also as to the value of his accumulated Units in the Investment Funds by filing written notice with the Thrift Plan Office. Such directed change will become effective upon the Valuation Date coinciding with or next following the date which his notice was received by the Thrift Plan Office subject to the same conditions with respect to the amount to be transferred under this Section which are specified in the Plan procedures for determining the amount of payments made under Article VII, Section 1(A) of the Plan.

Except as otherwise provided below, a Member may not direct a transfer of his accumulated units in Investment Fund B to Investment Fund D and/or E. A Member may direct a transfer from Investment Funds A and/or C to Investment Fund D and/or E provided that, except as otherwise provided below, amounts previously transferred from Investment Fund B following April 1, 1991, to Investment Funds A or C remain in such equity funds for a period of three months prior to being transferred to Investment Fund D or E.

Notwithstanding the above, a Member may direct a transfer from Investment Fund B to Investment Fund D in multiples of 5% as of April 30, 1991 by filing an irrevocable written notice on a form supplied by the Thrift Plan Office with the Thrift Plan Office on or before March 15, 1991. Notwithstanding any other provision in the Plan to the contrary, amounts transferred or contributed to Investment Fund B may not be distributed, borrowed or otherwise withdrawn by the Member prior to July 1, 1991, unless the Member terminates Employment. In the event that the aggregate amount which Members have directed to be transferred from Investment Fund B to Investment Fund D exceeds the amount the Board determines to be available for such transfers under the provisions of the investment contracts through which the assets of Investment Fund B are invested, the Board shall limit, to such extent as it may deem appropriate and in a uniform and nondiscriminatory manner, the amount that any Member may so transfer based on a proportion of the amount requested to be transferred over the amount available to be transferred.

To the extent that the amount which a Member directs to be transferred from Investment Fund B to Investment Fund D exceeds the amount that the Board has determined he may transfer, he may irrevocably elect, not later than March 15, 1991, in accordance with the form supplied by the Thrift Plan Office, to transfer such excess amounts (i) from Investment Fund B to Investment Funds A and/or C as of April 30, 1991 and (ii) from Investment Funds A and/or C to Investment Fund D as of the next following Valuation Date. If the Member does not elect to transfer such excess amounts to the equity funds, as of April 30, 1991, such excess amounts shall remain in Investment Fund B and otherwise be held in accordance with the provisions of the Plan.

             ARTICLE V  MEMBERS' ACCOUNTS, UNITS AND VALUATION

An Account shall be established and maintained for each Member showing his interests in the Investment Funds. The interest in each Investment Fund shall be represented by Units. Separate subaccounts shall be established and maintained for each Member, as applicable, under (i) Article III, Section 8(B)(2) (Profit Sharing Account), (ii) Article III, Section 4 (401(k) Account), (iii) Article III, Section 2(C) (Regular Account). In addition, a separate Rollover Account shall be established and maintained for each Member or Employee who elects a rollover under Article III, Section 6(C).

As of each Valuation Date, the value of a Unit in each Investment Fund shall be determined by dividing (a) the sum of the net assets at market value determined by the Trustee by (b) the total number of outstanding Units.

The number of additional Units to be credited to a Member's interest in each Investment Fund, as of any Valuation Date, shall be determined by dividing (a) that portion of the aggregate contributions by and on behalf of the Member which was directed to be invested in such Investment Fund and received by the Board during the month in which such Valuation Date occurs by (b) the Unit value of such Investment Fund as of the next Valuation Date. For purposes of the preceding sentence, in valuing a Member's Account, contributions of both Members and their Employer which have been reported and received by the Thrift Plan Office on the first working day (as defined in Article III, Section 5) of a month shall be deemed to have been received on the last working day of the immediately preceding month. Working day shall be defined as any day regular mail is delivered by the United States Postal Service.

The value of a Member's Account may be determined as of any Valuation Date by multiplying the number of Units to his credit in each Investment Fund by the value of the Investment Fund Unit on such date and aggregating the results.

                        ARTICLE VI VESTING OF UNITS

Section 1.  Vesting.

(A) All Units credited to a Member's Account shall immediately and fully vest in him, except (i) Units credited to a Member's Profit Sharing Account which shall vest in accordance with the schedule adopted by his Employer under this Article and (ii) Units attributable to contributions made by the Employer after June 30 1992 under Section 2 or
    Section 3 of Article III, with respect to which the Employer has elected to adopt a vesting schedule as provided in this Article, which Units shall vest in accordance with such schedule.

(B) An Employer may adopt a different vesting schedule for its Members' (i) Profit Sharing Accounts, (ii) Matching Amounts and (iii) Basic Amounts and Supplemental Amounts.

(C) In accordance with Subsection (A) above, one or more of the following schedules may be elected by the Employer:

    Schedule 1: Applicable Units shall immediately and fully vest. If the eligibility requirement(s) selected by the Employer under Article II,
                   Section 2(B), require(s) that an Employee complete a period of Employment which is longer than 12 consecutive months, this vesting Schedule 1 shall be automatically applicable.

    Schedule 2: Applicable Units shall become nonforfeitable and fully vested in accordance with the schedule set forth below:

                   Completed                      Vested
                   Years of Employment              Percentage
                   -------------------              ----------
                     Less than 2                      0%
                     2 but less than 3               20%
                     3 but less than 4               40%
                     4 but less than 5               60%
                     5 but less than 6               80%
                     6 or more                      100%

                   Schedule 3: Applicable Units shall become nonforfeitable and fully vested in accordance with the schedule set forth below:

                        Completed                    Vested
                   Years of Employment             Percentage
                   -------------------             ----------
                   Less than 5                        0%
                   5 or more                        100%

                   Schedule 4: Applicable Units shall become nonforfeitable and fully vested in accordance with the schedule set forth below:

                        Completed                    Vested
                   Years of Employment             Percentage
                   -------------------             ----------
                   Less than 3                        0%
                   3 or more                        100%

                   Schedule 5: Applicable Units shall become nonforfeitable and fully vested in accordance with the schedule set forth below:

                        Completed                    Vested
                   Years of Employment             Percentage
                   -------------------             ----------
                   Less than 1                        0%
                   1 but less than 2                 25%
                   2 but less than 3                 50%
                   3 but less than 4                 75%
                   4 or more                        100%


      Notwithstanding the vesting schedules above, a Member's interest in his Account shall become 100% vested in the event that (i) the Member dies while in active Employment and the Plan has received notification of death, (ii) the Member has been approved for Disability, pursuant to the provisions of
      Article VII, Section 4, and the Plan has received notification of Disability, or (iii) the Member has attained Normal Retirement Age.

(D)   Vesting Election

      (1) Except as otherwise provided in the next following paragraph, in the event that the Employer adopts the Plan as a successor plan to another defined contribution plan qualified under Section 401(a) and 501(a) of the Code, or in the event that the Employer changes or amends a vesting schedule adopted under this Article, any Member who was covered under such predecessor plan or, in the case of a change or amendment to the vesting schedule, any Member who has completed at least 3 Years of Employment with such Employer, may elect to have the nonforfeitable percentage of the portion of his Account which is subject to such vesting schedule computed under such predecessor plan's vesting provisions, or computed without regard to such change or amendment (a "Vesting Election"). Any Vesting Election made under this
           Section 1 shall be made by notifying the Thrift Plan
           Office in writing within the election period hereinafter described. The election period shall begin on the date such amendment is adopted or the date such change is effective, or the date the Plan which serves as a successor plan is adopted or effective, as the case may be, and shall end no earlier than the latest of the following dates: (i) the date which is 60 days after the day such amendment is adopted; (ii) the date which is 60 days after the day such amendment or change becomes effective; (iii) the date which is 60 days after the day the Member is given written notice of such amendment or change by the Thrift Plan Office;
           (iv) the date which is 60 days after the day the Plan is adopted by the Employer or becomes effective; or (v) the date which is 60 days after the day the Member is give written notice that the Plan has been designated as a successor plan. Any election made pursuant to this Subsection (D) shall be irrevocable.

      (2) To the extent permitted under the Code and Regulations, an Employer described in the foregoing paragraph may elect to treat all of its Members who are eligible to make a Vesting Election as having made such Vesting Election. Furthermore, subject to the requirements of the applicable Regulations, the Employer may elect to treat all its Members, who were employed by the Employer on or before the effective date of the change or amendment, as subject to the prior vesting schedule, provided such prior schedule is more favorable.

Section 2.  Forfeitures.

(A) If a Member who was partially vested in his Account on the date of his termination of Employment returns to Employment, his years of Employment prior to the Break in Service shall be included in determining future vesting and, if he returns before incurring 5 consecutive one-year Breaks in Service, any Units forfeited from his Account shall be restored to his Account; provided, however, that if such a Member has received a distribution pursuant to Article VII, Section 3 or
      Article III, Section 8, his Account Units shall not be restored unless he repays the full amount distributed to him to the Plan before the earlier of (i) 5 years after the first date on which the Member is subsequently reemployed by the Employer, or (ii) the close of the first period of 5 consecutive one-year Breaks in Service commencing after the withdrawal. The Units restored to the Member's Account will be valued on the Valuation Date coincident with or next following the later of (i) the date the Employee is rehired, or (ii) the date a new enrollment application is received by the Thrift Plan Office and (iii) the date the Employee repays the full amount previously distributed to him that resulted in the forfeiture. If a Member terminates Employment without any vested interest in his Account, he shall (i) immediately be deemed to have received a total distribution of his Account and (ii) thereupon forfeit his entire Account;
      provided that if such Member returns to Employment before the number of consecutive one-year Breaks in Service equals or exceeds the greater of (i) 5, or (ii) the aggregate number of the Member's Years of Service prior to such Break in Service, his Account shall be restored in the same manner as if such Member had been partially vested at the time of his termination of Employment, and his Years of Employment prior to incurring the first Break in Service shall be included in any subsequent determination of his vesting service.

(B) Forfeited amounts, as defined in the preceding Paragraph A, shall be made available to the Employer through transfer from the Member's Account to the Employer Hold Account, upon: (1) if the Member had a vested interest in his Account at his termination of Employment, the earlier of (i) the date as of which the Member receives a distribution of his entire vested interest in his Account or (ii) the date upon which the Member incurs 5 consecutive one-year Breaks in Service or (2) the date of the Member's termination of Employment, if the Member then had no vested interest in his Account. Once so transferred, such amounts shall be used at the option of the Employer to (i) reduce administrative expenses (in accordance with Article IX, Section 2) for that Contribution Determination Period, (ii) offset any contribution to be made by such Employer for that Contribution Determination Period, or (iii) be allocated to all eligible Members at the end of such Contribution Determination Period in accordance with clause (ii) of the first sentence in Article III, Section 8(C)(1). The Employer Hold Account, referenced in this Paragraph (B), shall be maintained to receive, in addition to the forfeitures described above, (i) contributions in excess of the limitations contained in Section 415 of the Code, as described in Article X, Section 1(C), and (ii) Employer contributions made in advance of the date allocable to Members.

                     ARTICLE VII  WITHDRAWAL PAYMENTS

Section 1.  General.

(A) All payments in respect of a Member's Account shall be made in cash from the Trust Fund and in accordance with the provisions of this Article or Articles XI or XII or Article III, Section 4. The amount of payment will be determined in accordance with the Unit values on the Valuation Date coinciding with or next following the date proper notice is filed with the Board, unless following such Valuation Date a decrease in the Unit values of the Member's investment in any of the Investment Funds occurs prior to the date such Units of the Member are redeemed in which case that part of the payment which must be provided through the sale of existing Units shall equal the value of such Units determined on the date of redemption which date shall occur as soon as administratively practicable on or following the Valuation Date such proper notice is filed with the Board. The redemption date Unit value with respect to a Member's investment in any Investment Fund shall equal the value of a Unit in such Investment Fund, as determined in accordance with the valuation method applicable to Unit investments in such Fund on the date the Member's investment is redeemed.

      Payments provided under this Section will be made in a lump sum as soon as practicable after such Valuation Date or date of redemption, as may be applicable, subject to, with respect to amounts invested in Investment Fund B, if applicable, the provisions of Article XI, Section 3 regarding the transfer of guaranteed interest contracts, and with respect to amounts invested in any other Investment Fund, subject to any other applicable restriction on redemption imposed on amounts invested in such Fund.

(B) At the election of the Employer, the Employer can suspend matching contributions to the Plan on behalf of a Member, during his uninterrupted period of Service with such Employer, who makes a withdrawal from his Regular Account for a period of 6 months after such withdrawal, except that (i) if the withdrawal does not exceed the amount of the Member's contributions in his Regular Account plus earnings thereon, Employer contributions on his behalf may resume 3 months after such withdrawal, and (ii) if the withdrawal does not exceed the amount, if any, of the Member's contributions in his Regular Account made prior to January 1, 1987 without earnings, then Employer contributions on his behalf shall not be affected by such withdrawal.

(C) Any partial withdrawal from a Member's Regular Account or Rollover Account shall be in an amount of at least $1,000 or shall be for the full amount of either (a) the Member's contributions made prior to January 1, 1987 without earnings or

      (b) the Member's contributions plus earnings thereon. Any partial withdrawal shall be deemed to come first from the Member's contributions made prior to January 1, 1987 without earnings referred to in (ii) above, second proportionately from the Member contributions made after December 31, 1986 plus earnings thereon, and finally from the balance of his Regular Account or Rollover Account.

(D) Any amounts paid under this Article may not be returned to the Plan.

Section 2.  Account Withdrawal While Employed.

A Member may voluntarily withdraw his Account (other than his 401(k) Account, Profit Sharing Account, or Profit Sharing Rollover Amounts, if any) while in Employment by filing a notice of withdrawal with the Thrift Plan Office; provided, however, that in the event his Employer has elected to provide annuity options under Article VII, Section 3(B)(2), no withdrawals may be made from a married Member's Account without the written consent of such Member's Spouse (which consent shall be subject to the procedures set forth in Article III, Section 6(B)). Only one in-service withdrawal under this Section may be made in any Plan Year from each of the Member's Regular Account and Rollover Account. This restriction shall not, however, apply to a withdrawal of a Member's contributions made prior to January 1, 1987 without earnings, or a withdrawal under this Section in conjunction with a hardship withdrawal as defined under Article III, Section 4(H).

Notwithstanding the foregoing paragraph, a Member shall not withdraw any Matching, Basic or Supplemental contributions made by his Employer under
Article III, Section 2 or Section 3 and credited to his Regular Account unless
(i) the Member has completed 60 months of participation in the Plan, (ii) the withdrawal occurs at least 24 months after such Matching, Basic or Supplemental contributions were made by the Employer, (iii) the Member's Employer terminates its participation in the Plan or (iv) the Member dies, is disabled, retires, terminates Employment or attains age 59 1/2. For purposes of the preceding requirements, if the Member's Account includes amounts which have been transferred from a defined contribution plan established prior to the adoption of the Plan by the Member's Employer, the period of time during which amounts were held on behalf of such Member and the periods of participation of such Member under such defined contribution plan shall be taken into account.

Section 3.  Account Withdrawal Upon Termination of Employment or
             Employer Participation.

(A) Except as provided in Article III, Sections 4 and 8, a Member who terminates Employment with a participating Employer, or whose Employer terminates its participation in the Plan under Article XI, may withdraw his Account at any time thereafter up to attainment of age 70 1/2 or, if elected by his Employer in accordance with the provisions of Article XI, Section 3, may transfer his Account, including all outstanding loan balances, to a qualified successor plan maintained by his Employer following the termination by the Employer of its participation under the Plan; provided, however, that the Member may not transfer outstanding loan balances unless such qualified successor plan provides participant loans. For purposes of this Section 3, a qualified successor plan is an employee benefit plan established or maintained by the Employer which (i) has received a favorable determination letter from the IRS stating that such plan satisfies the then current qualification and tax-exemption requirements of the Code or with respect to which an opinion of counsel to the same effect, and in such form as may be satisfactory to the Thrift Plan Office, (ii) has provided the Thrift Plan Office with written certification by its appropriate fiduciaries that in the event of a transfer to such successor plan of the withdrawn assets, the successor plan shall be fully liable for the payment of all transferred benefits of the Members of such Employer (who consent to the transfer), and that the Plan shall not be liable for the payment of any part of such benefits, (iii) has provided each Member's written consent to the transfer and his release of all claims against the Plan arising out of his membership therein, (iv) meets such other requirements of the IRS, other appropriate governmental authority or of the Board, which may apply, and (v) meets such other procedures as may be established by the Board from time to time.

      Any withdrawal under this Section requires that a notice of withdrawal be filed with the Thrift Plan Office. If a Member does not file such notice, the value of his Account will be paid to him as soon as practicable after his attainment of age 70 1/2, but in no event shall payment commence later than April 1 of the calendar year following the calendar year in which the Member attains age 70 1/2, unless otherwise provided by law. Only one withdrawal under this Section may be made in any calendar year from each of the Member's Rollover Account, Profit Sharing Account, 401(k) Account and Regular Account.

(B)   (1)  In lieu of any lump sum payment of his total Account, a
           Member who has terminated his Employment may elect in his notice of withdrawal to be paid in up to 10 annual installments (or, effective January 1, 1993, in 15 or 20 annual installments, provided that a Member shall not be permitted to elect an installment period in excess of his remaining life expectancy and if a Member attempts such an election, he shall be deemed to have elected the installment period with the next lowest multiple within the Member's remaining life expectancy), subject to the provisions of Article X, Section 4. The amount of each installment will be equal to the value of the total Units in the Member's Account, multiplied by a fraction, the numerator of which is one and the denominator of which is the number of remaining annual installments including the one then being paid, so that at the end of the installment period so elected, the total Account will be liquidated. The value of the Units will be determined in accordance with the Unit values on the Valuation
           Date on or next following the Thrift Plan Office's receipt of his notice of withdrawal and on each anniversary thereafter. Payment will be made as soon as practicable after each such Valuation Date, but in no event shall payment commence later than April 1 of the calendar year following the calendar year in which the Member attains age 70 1/2 subject to Paragraph (C) below. The election of installments hereunder may not be subsequently changed by the Member, except that upon written notice to the Thrift Plan Office, the Member may withdraw the balance of the Units in his Account in a lump sum at any time.

      (2) Annuity Option. An Employer who adopts the Plan after June 30, 1992 may, at its option, elect to provide an annuity option in addition to the lump sum payment and installment payment options described in Section 1(A) and Subsection (B)(1) above. In the event an Employer elects to provide an annuity option, the following provisions shall apply:

           Unmarried Members: Any unmarried Member who has terminated his Employment may elect, in lieu of any lump sum or installment payment of his total Account(s) under Section 1(A) or Subsection (B) above, to receive a benefit payable by purchase from an insurance company of a single premium contract providing for (i) a single life annuity for the life of the Member or (ii) an annuity for the life of the Member and, if the Member dies leaving a designated Beneficiary, a 50% survivor annuity for the life of such designated Beneficiary.

           Married Members:  Except as otherwise provided below,
           (i) any married Member who has terminated his Employment shall receive a benefit payable by purchase from an insurance company of a single premium contract providing for a Qualified Joint and Survivor Annuity, as defined under Section 6(B)(1) of Article III and
           (ii) the Surviving Spouse of any married Member who dies prior to the date payment of his benefit commences shall be entitled to a Preretirement Survivor Annuity, as defined under Section 6(B)(4) of Article III. Notwithstanding the foregoing, any such married Member may elect to receive his benefit in any other available form, and may waive the Preretirement Survivor Annuity, in accordance with the spousal consent provisions of
           Section 6(B) of Article III.

(C) In no event may payment of a Member's Account begin later than April 1 of the year following the calendar year in which a Member attains age 70 1/2; provided, however, if a Member attained age 70 1/2 prior to January 1, 1988, except as otherwise provided below, any benefit payable to such Member shall commence no later than the April 1 of the calendar year following the later of (i) the calendar year in which the Member attains age 70 1/2 or (ii) the calendar year in which the Member retires.

      If a Member who is a 5% owner attained age 70 1/2 before January 1, 1988, any benefit payable to such Member shall commence no later than the April 1 of the calendar year following the later of (i) the calendar year in which the Member attains age 70 1/2 or (ii) the earlier of (A) the calendar year within which the Member becomes a 5% owner or (B) the calendar year in which the Member retires. For purposes of the preceding sentence, 5% owner shall mean a 5% owner of such Member's Employer as defined in Section 416(i) of the Code at any time during the Plan Year in which such owner attains age 66 1/2 or any subsequent Plan Year. Distributions must continue to such Member even if such Member ceases to own more than 5% of the Employer in a subsequent year.

      Unless the Member elects otherwise, distribution of benefits will begin no later than the 60th day after the latest of the close of the Plan Year in which (i) the Member attains age 65; (ii) occurs the 10th anniversary of the year in which the Member commenced participation in the Plan; or (iii) the Member terminates Employment with an Employer. Notwithstanding the foregoing, the failure of a Member and Spouse to consent to a distribution while a benefit is immediately distributable shall be deemed to be an election to defer commencement of payment of any benefit.

(D) This Subsection (D) applies to distributions made on or after January 1, 1993. Solely to the extent required under applicable law and regulations, and notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this Subsection (D), a Distributee may elect, at the time and in the manner prescribed by the Board, to have any portion of an Eligible Rollover Distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover.

      For purposes of this Subsection (D), the following terms shall have the following meanings:

      (1) Eligible Rollover Distribution: Solely to the extent required under applicable law and regulations, an Eligible Rollover Distribution is any distribution of all or any portion of the balance to the credit of the Distributee, except that an Eligible Rollover Distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Section 401(a)(9) of the Code; and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

      (2) Eligible Retirement Plan: An Eligible Retirement Plan is an individual retirement account described in
           Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified trust described in Section 401(a) of the Code, that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to a Surviving Spouse, an Eligible Retirement Plan is an individual retirement account or individual retirement annuity.

      (3) Distributee: A Distributee includes an employee or former employee. In addition, the employee's or former employee's Surviving Spouse and the employee's or former employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Section 414(p) of the Code, are Distributees with regard to the interest of the spouse or former spouse.

      (4) Direct Rollover: A Direct Rollover is a payment by the Plan to the Eligible Retirement Plan specified by the Distributee.

Section 4.  Account Withdrawal Upon Member's Disability.

(A) A Member who is separated from Employment by reason of a disability which is expected to last in excess of 12 consecutive months and who is either (i) eligible for, or is receiving, disability insurance benefits under the Federal
      Social Security Act, (ii) approved for disability under the provisions of The Comprehensive Retirement Program of the Financial Institutions Retirement Fund (a defined benefit pension plan through which federally insured financial institutions and organizations serving them may cooperate in providing for the retirement of their employees), or (iii) approved for disability under the provisions of any other benefit program or policy maintained by his Employer, which policy or program is applied on a uniform and nondiscriminatory basis to all Employees of such Employer, shall be deemed to be disabled for all purposes under the Plan.

(B) The Thrift Plan Office shall determine whether a Member is disabled in accordance with the terms of Paragraph (A) above;

      provided, however, approval of Disability is conditioned upon notice to the Thrift Plan Office of such Member's Disability by the Employer within 13 months of the Member's separation from Employment. The notice of Disability shall include a certification that the Member meets one or more of the criteria listed in Paragraph (A) above.

(C) Upon an Employer's filing a written notice of Disability, a Member may withdraw his total Account balance under the Plan (including his Rollover Account and/or total Profit Sharing Account balance, if any) and have such amounts paid to him in accordance with Article VII, Section 3. In lieu of such lump sum payment, the Member may elect in his notice of withdrawal to (i) defer receipt of some or all of his vested Account until April 1 of the calendar year following the calendar year in which the Member attains 70 1/2, (ii) elect installment payments, as described in Section 3(B) of this Article and
      Article III, Section 8(E)(2), or (iii) make periodic withdrawals not more frequently than once per year pursuant to the provisions of Article VII, Section 1; provided, however, if a disabled Member becomes reemployed subsequent to withdrawal of some or all of his Account balance, such Member may not repay to the Plan any such withdrawn amounts.

Section 5.  Member's Death.

(A) Subject to Section 3(B)(2) above, if a married Member dies, his Spouse, as Beneficiary, will receive a death benefit equal to the value of the Member's Account determined on the Valuation Date on or next following the Board's receipt of notice that such Member died; provided, however, that if such Member's Spouse had consented in writing to the designation of a different Beneficiary, the Member's Account will be paid to such designated Beneficiary. Such nonspousal designation may be revoked by the Member without spousal consent at any time prior to the Member's death. If a Member is not married at the time of his death, his Account will be paid to his designated Beneficiary.

(B) Subject to Section 3(B)(2) above, a Member may elect that upon his death, his Beneficiary, pursuant to Paragraph (A) above, may receive, in lieu of any lump sum payment, payment in 5 annual installments (10 if the Spouse is the Beneficiary, provided that the Spouse's remaining life expectancy is at least 10 years) whereby the value of 1/5th of such Member's Units (or 1/10th in the case of a spousal Beneficiary, provided that the Spouse's remaining life expectancy is at least 10 years) in each Investment Fund will be determined in accordance with the Unit values on the Valuation Date on or next following the Board's receipt of notice of the Member's death and on each anniversary of such Valuation Date. Payment will be made as soon as practicable after each Valuation Date until the Member's Account is exhausted. Such election may be filed at any time with the Board prior to the Member's death and may not be changed or revoked after such Member's death. If such an election is not in effect at the time of the Member's death, his Beneficiary (including any spousal Beneficiary) may elect to make withdrawals in accordance with this Article, except that any balance remaining in the deceased Member's Account must be withdrawn on or before the December 31 of the calendar year which contains the 5th anniversary (the 10th anniversary in the case of a spousal Beneficiary, provided that the Spouse's remaining life expectancy is at least 10 years) of the Member's death. Notwithstanding the foregoing provisions of this Paragraph (B), payment of a Member's Account shall commence not later than the December 31 of the calendar year immediately following the calendar year in which the Member died or, in the event such Beneficiary is the Member's Surviving Spouse, on or before the December 31 of the calendar year in which such Member would have attained age
      70 1/2, if later (or, in either case, on any later date prescribed by the IRS Regulations). If, upon the Spouse's or Beneficiary's death, there is still a balance in the Account, the value of the remaining Units will be paid in a lump sum to such Spouse's or Beneficiary's estate. Notwithstanding anything in this Subsection (B) to the contrary, if a Member dies after distribution of his or her interest has begun, the remaining portion of such interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the Member's death. In addition, to the extent any payments from a Member's Account would be made after a Member's death to a beneficiary other than the Member's Spouse, such payments shall be made in accordance with Section 401(a)(9) of the Code and the IRS Regulations thereunder. In addition, to the extent any payments from a Member's Account would be made after a Member's death, such payments shall be made in accordance with Section 401(a)(9) of the Code and the IRS Regulations thereunder (including the minimum distribution incidental benefit requirements).

                        ARTICLE VIII  LOAN PROGRAM

Section 1.  General.

An Employer may, at its option, make available this loan program for any Member (and, if applicable under Section 8 of this Article, any Beneficiary), subject to applicable law, except that (i) no loans may be made from a Member's Profit Sharing Account as set forth in Article III, Section 8 or from a Member's Profit Sharing Rollover Amounts, if any and (ii) in the event his Employer has elected to provide annuity options under Article VII, Section 3(B)(2), or amounts are transferred to the Plan from a retirement plan subject to Section 401(a)(11) of the Code, no loans may be made from a married Member's Account without the written consent of such Member's Spouse which shall be obtained no earlier than the beginning of the 90-day period that ends on the date on which the loan is to be secured by any portion of such Member's Account. The consent must be in writing, must acknowledge the effect of the loan, and must be notarized. Such consent shall thereafter be binding with respect to the consenting Spouse or any subsequent Spouse with respect to that loan. In the event an Employer elects the loan program under this Article VIII, loans shall be available from the Rollover Accounts of any Employees of the Employer who have not yet become Members.

Section 2.  Loan Application.

(A) Subject to the restrictions described in Paragraph (B) of this Section, a Member in Employment may borrow from his Account in the Investment Funds by filing an application with the Thrift Plan Office. Such application (hereinafter referred to as a "completed application") shall (i) specify the terms pursuant to which the loan is requested to be made and (ii) provide such information and documentation as the Board shall require, including a note, duly executed by the Member, granting a security interest of an amount not greater than 50% of his vested Account, to secure the loan. With respect to such Member, the completed application shall authorize the repayment of the loan through payroll deductions. Such loan will become effective upon the Valuation Date coinciding with or next following the date on which his completed application and other required documents were received by the Thrift Plan Office, subject to the same conditions with respect to the amount to be transferred under this Section which are specified in the Plan procedures for determining the amount of payments made under Article VII,
      Section 1(A) of the Plan.

(B) The Board shall establish standards in accordance with the Code and ERISA which shall be uniformly applicable to all Members eligible to borrow from their interests in the Trust Fund similarly situated and shall govern the approval or disapproval of completed applications. The terms for each loan shall be set solely in accordance with such standards.

(C) In accordance with the Board's established standards, each completed application shall be reviewed and approved or disapproved as soon as practicable after the receipt thereof, and the applying Member shall be promptly notified of such approval or disapproval. Notwithstanding the foregoing, the review of a completed application, or payment of the proceeds of an approved loan, may be deferred if the proceeds of the loan would otherwise be paid during the period commencing on December 1 and ending on the following January 31.

(D)   Subject to Paragraph (C) of this Section and Paragraph (C) of
      Section 6 of this Article VIII, upon approval of a completed application, payment of the loan to the Member shall be made from the Investment Fund(s) in the same proportion that the Member's Regular Account, 401(k) Account and/or Rollover Account, as applicable, are invested at the time of the loan, and the relevant portion of the Member's interest in such Investment Fund(s) shall be cancelled and shall be transferred in cash to the Member. The Thrift Plan Office shall maintain sufficient records regarding such amounts to permit an accurate crediting of repayments of the loan.

Section 3.  Permitted Loan Amount.

The amount of each loan may not be less than $1,000 nor more than the maximum amount as described below. The maximum amount available for loan under the Plan (when added to the outstanding balance of all other loans from the Plan to the borrowing Member) shall not exceed the lesser of: (a) $50,000 reduced by the excess (if any) of (i) the highest outstanding loan balance attributable to the Account of the Member requesting the loan from the Plan during the one-year period ending on the day preceding the date of the loan, over (ii) the outstanding balance of all other loans from the Plan to the Member on the date of the loan, or (b) 50 percent of the value of the Member's vested Account (excluding the Member's interest in his Profit Sharing Account and his Profit Sharing Rollover Amounts, if any) based on the latest available information on the date on which the Thrift Plan Office receives the completed ap plication for the loan and other required documents. The maximum amount available for a loan for purposes of item (b) of the preceding sentence shall be determined by valuing the Member's interest in his 401(k) Account, his Regular Account and his Rollover Account, as of the applicable Valuation Date, regardless of whether the 401(k) Account is available for loan, provided that, with respect to Members whose Employer has not elected to make the 401(k) Account available for loans, then in no event shall the amount of the loan exceed the value of such Member's Regular Account and his Rollover Account.

Section 4.  Source of Funds for Loan.

The amount of the loan will be deducted from the Member's Account in the Investment Funds in accordance with Section 2(D) of this Article and the Plan procedures for determining the amount of payments made under Article VII,
Section 1(A). If an Employer elects to make loans available both from a Member's Regular Account and his 401(k) Account, the Member may designate the account from which the loan shall be allocable. Notwithstanding the foregoing, effective January 1, 1993, a Member or Employee whose Employer has elected the loan program under this Article VIII may also designate that his loan be made from his Rollover Account. The account from which the Member first chooses to borrow must be exhausted before the Member can borrow any amount from the other account. A loan from either the 401(k) Account or the Regular Account will first be allocable out of amounts not previously taxed and then, to the extent necessary, out of the Member's Regular contributions (if any).

Section 5.  Conditions of Loan.

(A) Each loan to a Member under the Plan shall be repaid in level monthly amounts through regular payroll deductions after the effective date of the loan, and continuing thereafter with each payroll. Except as otherwise required by the Code and the IRS Regulations, each loan shall have a repayment period of not less than 24 months and not in excess of 60 months. Notwithstanding the foregoing, each loan made after December 31, 1992 shall have a repayment period of (i) at least 12 months and (ii) if the purpose of the loan is the purchase of a primary residence, not more than 180 months.

(B) The rate of interest for the term of the loan will be established as of the loan date, and will be the Barron's Prime Rate (base rate) plus 1% as published on the last Saturday of the preceding month, or such other rate as may be required by applicable law and determined by reference to the prevailing interest rate charged by commercial lenders under similar circumstances. The applicable rate would then be in effect through the last business day of the month.

(C) Repayment of all loans under the Plan shall be secured by 50% of the Member's vested interest in his Regular Account, his 401(k) Account and his Rollover Account, if any, determined as of the origination of such loan; provided, however, that repayment shall be secured by the Member's interest in his 401(k) Account, to the extent applicable, only for such time, and to the extent that, a portion of such loan is allocated to such account.

(D) Only one loan may be made to a Member in the Plan Year from each of his (i) Rollover Account and (ii) 401(k) Account and Regular Account.

Section 6.  Crediting of Repayment.

(A) Upon lending any amount to a Member, the Board shall establish and maintain a loan receivable account with respect to, and for the term of, the loan. The allocations described in this Section shall be made from the loan receivable account.

(B) Upon receipt of each monthly installment payment and the crediting thereof to the Member's loan receivable account, there shall be allocated to the Member's Account in the Investment Funds in accordance with his most recent investment instructions, the principal portion of the installment payment plus that portion of the interest equal to the rate determined in Section 5(B) of this Article, less 2%.

(C) The unpaid balance owed by a Member on a loan under the Plan shall not reduce the amount credited to his Account.
      However, from the time of payment of the proceeds of the loan to the Member, such Account shall be deemed invested, to the extent of such unpaid balance, in such loan until the complete repayment thereof or distribution from such Account. Any loan repayment shall first be deemed allocable to a Member's Regular Account contributions, then earnings on such Member's Regular Account contributions and finally Employer contributions plus earnings. Notwithstanding the preceding sentence, any loan repayment of amounts derived from a Member's 401(k) Account, Regular Account and Rollover Account shall be applied to such accounts on a proportionate basis that reflects the allocable portion of those Member accounts deemed invested in the loan.

Section 7.  Cessation of Payments on Loan.

(A) If a Member, while employed, fails to make a monthly installment payment when due, as specified in the completed application, subject to applicable law, he will be deemed to have received a distribution of the outstanding balance of the loan. If such default occurs after the first 24 monthly payments (or, effective January 1, 1993, the first 12 monthly payments) of the loan have been satisfied, the Member may pay the outstanding balance, including accrued interest from the due date, within 60 days of the due date of the last monthly installment payment, in which case no such distribution will be deemed to have occurred. Subject to applicable law, notwithstanding the foregoing, a Member that borrows amounts from his 401(k) Account may not cease to make monthly installment payments while employed and receiving a Salary from the Employer.

(B) Except as otherwise provided under Section 8 below, upon a Member's termination of Employment, death or Disability, or the termination of his Employer's participation in the Plan, no further monthly installment payments may be made. Unless the outstanding balance, including accrued interest from the due date, is paid within 60 days of the date of such occurrence, the Member will be deemed to have received a distribution of the outstanding balance of the loan including accrued interest from the due date. This Subsection (B) shall also apply to a Member (i) whose Employer terminates its participation in the Plan without establishing or maintaining a qualified successor plan (as defined in Article VII, Section 3) to which the Member's Account could be transferred, (ii) who elects not to transfer the total accumulated balance of his Account to such qualified successor plan, as provided under Article VII, Section 3(A), where the Employer has satisfied all conditions and requirements to permit such transfer, or (iii) who fails to transfer outstanding loan balances as provided under Article VII, Section 3(A)(2).

Section 8.  Loans to Former Members and Beneficiaries.

Notwithstanding any other provisions of this Article VIII, (i) effective July 1, 1992, a Member who terminates Employment for any reason or whose Employer terminates participation in the Plan (a "Terminated Member") shall be permitted to continue making scheduled repayments with respect to any loan balance outstanding at the time he becomes a Terminated Member and (ii) effective November 1, 1992, any Terminated Member (or Beneficiary) shall be permitted to borrow from his Account if his Employer (or the Employer of the Member with respect to whom he is a Beneficiary) permitted loans under the Plan at the time he became a Terminated Member (or became entitled to benefits as a Beneficiary). If any individual who continues to make repayments or who borrows from his Account pursuant to this Section 8 fails to make a monthly installment payment within 60 days of the scheduled payment date, he will be deemed to have received a distribution of the outstanding balance of the loan.

                    ARTICLE IX  ADMINISTRATION OF PLAN

Section 1.  Board of Directors.

(A) The general administration of the Plan and the general responsibility for carrying out the provisions of the Plan shall be placed in a Board of Directors who must be Members of the Plan. The President of the Plan shall be the chief administrative officer of the Plan, a member ex officio of the Board and, for purposes of ERISA, the "plan administrator." The Board shall constitute the "named fiduciary" for purposes of ERISA. The Board may adopt, and amend from time to time, by-laws not inconsistent with the Trust and the Plan and shall have such duties and exercise such powers as are provided in the Plan, Trust Agreement and by-laws. The number of Directors, their method of election and their terms of office shall be governed by such by-laws. The Board shall hold an annual meeting each year and may hold additional meetings from time to time.

(B) The Board members shall serve without compensation, but shall be reimbursed for any reasonable expenses incurred in their capacities as Board members. Neither the Plan Administrator, nor any Board member, officer or employee of the Plan shall be personally liable by virtue of any contract or other instrument executed by him or on his behalf in such capacity nor for any mistake of judgment made in good faith. Each Employer, by its participation in the Plan, agrees that each member of the Board and officer and employee of the Plan shall be indemnified by the Employer for any liability, in excess of that which is covered by insurance, arising out of any act or omission to act in connection with the Plan, except for fraud or willful misconduct. The obligation to pay any such expense shall be allocated among the Employers by the Board in such manner as the Board deems equitable.

(C) The Board shall elect from its membership a chairman and a vice-chairman of the Board, and shall elect such other officers of the Plan as the Board deems desirable. The Board may appoint committees and shall arrange for such legal, accounting, investment advisory or management, administrative and other services as it deems appropriate to carry out the Plan, and may act in reliance upon the advice and actions of the persons or firms providing such services. The Board may delegate to any committee, officer, employee or agent the authority to perform any act pertaining to the Plan or the administration thereof. No Employer shall under any circumstances or for any purpose be deemed an agent of the Board. The Board shall cause to be maintained proper accounts and accounting procedures and shall submit an Annual Report on the operations of the Plan to each Employer for the information of its members. The Board may adopt by-laws governing the conduct of its affairs and may amend such by-laws from time to time.

(D) The Board shall have the exclusive right to interpret the Plan and to determine any question arising under or in connection with the administration of the Plan. Its decision or action in respect thereof shall be conclusive and binding upon all persons having an interest in the Trust or under the Plan. The Board shall have no duty to see that contributions received by the Trustee under the Plan comply with the provisions of the Plan, nor any duty to enforce payment of any contributions under the Plan.

(E)   (1)  All claims for benefits under the Plan shall be
           submitted in writing to, and within a reasonable period of time decided by, the President of the Plan. If the claim is wholly or partially denied, written notice of the denial shall be furnished within 90 days after receipt of the claim; provided that, if special circumstances require an extension of time for processing the claim, an additional 90 days from the end of the initial period shall be allowed for processing the claim, in which event the claimant shall be furnished with a written notice of the extension prior to the termination of the initial 90-day period indicating the special circumstances requiring an extension. The written notice denying the claim shall set forth the reasons for the denial, including specific reference to pertinent provisions of the Plan on which the denial is based, a description of any additional information necessary to perfect the claim and information regarding review of the claim and its denial.

      (2) A claimant may review all pertinent documents and may request a review by the Board, at the office of the Plan, of a decision denying the claim. Such a request shall be made in writing and filed with the Board within 60 days after delivery to the claimant of written notice of the decision. Such written request for review shall contain all additional information which the claimant wishes the Board to consider. The
           Board may hold a hearing or conduct an independent investigation, and the decision on review shall be made as soon as possible after the Board's receipt of the request for review. Written notice of the decision on review shall be furnished to the claimant within 60 days after receipt by the Board of a request for review, unless special circumstances require an extension of time for processing, in which event an additional 60 days shall be allowed for review and the claimant shall be so notified in writing. Written notice of the decision on review shall include specific reasons for the decision. For all purposes under the Plan, such decision on claims (where no review is requested) and decision on review (where review is requested) shall be final, binding and conclusive on all interested persons as to participation and benefits eligibility, the amount of benefits and as to any other matter of fact or interpretation relating to the Plan.

Section 2.  Trust Agreement.

(A) The Board shall enter into one or more Trust Agreements with a Trustee or Trustees selected by the Board. The Trust established under any such agreement shall be a part of the Plan and shall provide that all funds received by the Trustee as contributions under the Plan and the income therefrom (other than such part as is necessary to pay the expenses and charges referred to in Paragraph (B) of this Section) shall be held in the Trust Fund for the exclusive benefit of the Members or their Beneficiaries, and managed, invested and reinvested and distributed by the Trustee in accordance with the Plan. Sums received for investment may be invested (i) wholly or partly through the medium of any common, collective or commingled trust fund maintained by a bank or other financial institution and which is qualified under Sections 401(a) and 501(a) of the Code and constitutes a part of the Plan, or (ii) wholly or partly through the medium of a group annuity or other type of contract issued by an insurance company and constituting a part of the Plan, and utilizing, under any such contract, general, commingled or individual investment accounts. Subject to the provisions of Article XII, the Board may from time to time and without the consent of any Employer, Member or Beneficiary (a) amend the Trust Agreement or any such insurance contract in such manner as the Board may deem necessary or desirable to carry out the Plan, (b) remove the Trustee and designate a successor Trustee upon such removal or upon the resignation of the Trustee, and (c) provide for an alternate funding agency under the Plan. The Trustee shall make payments under the Plan only to the extent, in the amounts, in the manner, at the time, and to the persons as shall from time to time be set forth and designated in written authorizations from the Board.

(B) The Trustee shall from time to time charge against and pay out of the Trust Fund taxes of any and all kinds whatsoever which are levied or assessed upon or become payable in respect of such Fund, the income or any property forming a part thereof, or any security transaction pertaining thereto. To the extent not paid by the Employers, the Trustee shall also charge against and pay out of the Trust Fund other expenses incurred by the Trustee in the performance of its duties under the Trust, the expenses incurred by the Board in the performance of its duties under the Plan (including reasonable compensation for agents and cost of services rendered in respect of the Plan), such compensation of the Trustee as may be agreed upon from time to time between the Board and the Trustee, and all other proper charges and disbursements of the Trustee or the Board.

                    ARTICLE X  MISCELLANEOUS PROVISIONS


Section 1.  General Limitations.

(A) In order that the Plan be maintained as a qualified plan and trust under the Code, contributions in respect of a Member shall be subject to the limitations set forth in this Section, notwithstanding any other provision of the Plan. The contributions in respect of a Member to which this
      Section is applicable are his own contributions and his Employer's contributions.

      For purposes of this Section 1, a Member's contributions shall be determined without regard to any rollover contributions (as defined by Section 401(a)(5) of the Code).

(B) Annual additions to a Member's Account (including his 401(k) and Regular Accounts and his Profit Sharing Account) and to any other defined contribution plan maintained by the Member's Employer in respect of any Plan Year may not exceed the limitations set forth in Section 415 of the Code, which are incorporated by reference. For these purposes, "annual additions" shall have the meaning set forth in Section 415(c)(2) of the Code, as modified elsewhere in the Code and the Regulations, and the limitation year shall mean the Plan Year unless any other twelve-consecutive-month period is designated pursuant to a written resolution adopted by the Employer and approved by the Board. If a Member in the Plan also participates in any defined benefit plan (as defined in Sections 414(j) and 415(k) of the Code) maintained by the Employer or any of its Affiliates, in the event that in any Plan Year the sum of the Member's "defined benefit fraction" (as defined in Section 415(e)(2) of the Code) and the Member's "defined contribution fraction" (as defined in Section 415(e)(3) of the Code) exceeds 1.0, the benefit under such defined benefit plan or plans shall be reduced in accordance with the provisions of that plan or those plans, so that the sum of such fractions in respect of the Member will not exceed 1.0. If this reduction does not ensure that the limitation set forth in this Paragraph (B) is not exceeded, then the annual addition to any defined contribution plan, other than the Plan, shall be reduced in accordance with the provisions of that plan but only to the extent necessary to ensure that such limitation is not exceeded.

(C) In the event that, due to forfeitures, reasonable error in estimating a Member's compensation, or other limited facts and circumstances, total contributions to a Member's Account are found to exceed the limitations of this Section, the Board shall cause contributions made under Article III, Section 1 in excess of such limitations to be refunded to the affected Member, with earnings thereon, and shall take appropriate steps to reduce, if necessary, the Employer contributions made with respect to those returned contributions. Such refunds shall not be deemed to be withdrawals, loans, or distributions from the Plan. If a Member's annual contributions exceed the limitations contained in Paragraph (B) of this Section after the Member's
      Article III, Section 1 contributions, with earnings thereon, if any, have been refunded to such Member, the Profit Sharing contribution to be allocated to any Member in respect of any Contribution Determination Period (including allocations as provided in this Paragraph) shall instead be allocated to or for the benefit of all other Members who are Employees in Employment as of the last day of the Contribution
      Determination Period as determined under Article III, Section 8(C) and allocated in the same proportion that each such Member's Salary for such Contribution Determination Period bears to the total Salary for such Contribution Determination Period of all such Members or, the Board may, at the election of the Employer, utilize such excess to reduce the contributions which would otherwise be made for the succeeding Contribution Determination Period by the Employer. If, with respect to any Contribution Determination Period, there is an excess Profit Sharing contribution, and such excess cannot be fully allocated in accordance with the preceding sentence because of the limitations prescribed in Paragraph (B) of this Section, the amount of such excess which cannot be so allocated shall be allocated to the Employer Hold Account and made available to the Employer pursuant to the terms of Article VI, Section 2(B)(2) except that any such excess contribution may not be applied to reduce administrative expenses (in accordance with Article
      IX, Section 2). The Board, in accordance with Paragraph (D) of this Section, shall take whatever additional action may be necessary to assure that contributions to Members' Accounts meet the requirements of this Section.

(D) In addition to the steps set forth in Paragraph (C) above, the Board may from time to time adjust or modify the maximum limitations applicable to contributions made in respect of a Member under this Section 1 as may be required or permitted by the Code or ERISA prior to or following the date that allocation of any such contributions commence and shall take appropriate action to real locate the annual contributions which would otherwise have been made but for the application of this Section.

(E) Membership in the Plan shall not give any Employee the right to be retained in the Employment of his Employer and shall not affect the right of the Employer to discharge any Employee.

(F) Each Member, Spouse and Beneficiary assumes all risk in connection with any decrease in the market value of the assets of the Trust Fund. Neither the Board nor the Trustee guarantees that upon withdrawal the value of a Member's Account, his Profit Sharing Account, and/or his Rollover Account will be equal to or greater than the amount of the Member's own deferrals or contributions, or those credited on his behalf in which the Member has a vested interest, under the Plan.

(G) The establishment, maintenance or crediting of a Member's Account pursuant to the Plan shall not vest in such Member any right, title or interest in the Trust Fund except at the times and upon the terms and conditions and to the extent expressly set forth in the Plan and the Trust Agreement.

(H) The Trust Fund shall be the sole source of payments under the Plan and the Employer and the Board assume no liability or responsibility for such payments, and each Member, Spouse or Beneficiary who shall claim the right to any payment under the Plan shall be entitled to look only to the Trust Fund for such payment. All contributions to the Trust Fund shall be deemed to have been made in the State of New York.

Section 2.  Top Heavy Provisions.

In respect of any Employer, the Plan will be considered a Top Heavy Plan for any Plan Year if it is determined to be a Top Heavy Plan as of the last day of the preceding Plan Year. The provisions of this Section 2 shall apply and supersede all other provisions in the Plan during each Plan Year with respect to which the Plan, with regard to such Employer, is determined to be a Top Heavy Plan.

(A) For purposes of this Section 2, the following terms shall have the meanings set forth below:

      (1) "Affiliate" shall mean any entity affiliated with any Employer within the meaning of Section 414(b), 414(c) or 414(m) of the Code, or pursuant to the IRS Regulations under Section 414(o) of the Code, except that for purposes of applying the provisions hereof with respect to the limitation on contributions,
           Section 415(h) of the Code shall apply.

      (2) "Aggregation Group" shall mean the group composed of each qualified retirement plan of the Employer or an Affiliate in which a Key Employee is a member and each other qualified retirement plan of the Employer or an Affiliate which enables a plan of the Employer or an Affiliate in which a Key Employee is a member to satisfy Sections 401(a)(4) or 410 of the Code. In addition, the Board may choose to treat any other qualified retirement plan as a member of the Aggregation Group if such Aggregation Group will continue to satisfy Sections 401(a)(4) and 410 of the Code with such plan being taken into account.

      (3) "Key Employee" shall mean a "Key Employee" as defined in Sections 416(i)(1) and (5) of the Code and the IRS Regulations. For purposes of Section 416 of the Code and for purposes of determining who is a Key Employee, an Employer which is not a corporation may have "officers" only for Plan Years beginning after December 31, 1985. For purposes of determining who is a Key Employee pursuant to this Subparagraph (3), compensation shall have the meaning prescribed in
           Section 414(s) of the Code, or to the extent required by the Code or the IRS Regulations, Section 1.415-2(d) of the IRS Regulations.

      (4) "Non-Key Employee" shall mean a "Non-Key Employee" as defined in Section 416(i)(2) of the Code and the IRS
           Regulations thereunder.

      (5) "Top Heavy Plan" shall mean a "Top Heavy Plan" as defined in Section 416(g) of the Code and the IRS
           Regulations thereunder.

      (6) "Determination Date" shall mean the last day of the preceding Plan Year or, in the case of the first Plan
           Year, the last day of such Plan Year.

      (7) "Top Heavy Ratio" - is a fraction, the numerator of which is the sum of the account balances of all Key Employees as of the applicable Determination Date (including any part of any account balance distributed in the five year period ending on the Determination
           Date), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the five year period ending on the Determination Date), both computed in accordance with Section 416 of the Code and the IRS Regulations thereunder.

(B) Subject to the provisions of Paragraph (D) below, for each Plan Year that the Plan is a Top Heavy Plan, the Employer's contribution allocable to each Employee (other than a Key Employee) who has satisfied the eligibility requirement(s) of
      Article II, Section 2, and who is in service at the end of the Plan Year shall not be less than the lesser of (i) 3% of such eligible Employee's compensation (as defined in Section 414(s) of the Code or to the extent required by the Code or the IRS Regulations, Section 1.415-2(d) of the Regulations), provided that for any Plan Year beginning on or after January 1, 1994 no more than $150,000 (adjusted for cost of living to the extent permitted by the Code and the IRS Regulations) shall be taken into account), or (ii) the percentage at which Employer contributions for such Plan Year are made and allocated on behalf of the Key Employee for whom such percentage is the highest. For the purpose of determining the appropriate percentage under clause (ii), all defined contribution plans required to be included in an Aggregation Group shall be treated as one plan. Clause (ii) shall not apply if the Plan is required to be included in an Aggregation Group which enables a defined benefit plan also required to be included in said Aggregation Group to satisfy Sections 401(a)(4) or 410 of the Code. Contributions attributable to salary reduction that are made to a Key Employee's 401(k) Account shall be taken into account in determining the minimum required contribution under this Subsection (B).

(C) If the Plan is a Top Heavy Plan for any Plan Year, and the Employer has elected vesting Schedule 3 under Article VI, the vested interest of each Member, who is credited with at least one Hour of Employment on or after the Plan becomes a Top Heavy Plan, in the Units allocated to his Account and subject to vesting Schedule 3 shall not be less than the percentage determined in accordance with the following schedule:

                        Completed                    Vested
                   Years of Employment             Percentage
                   -------------------             ----------
                   Less than 2                        0%
                   2 but less than 3                 20%
                   3 but less than 4                 40%
                   4 but less than 5                 60%
                   5 or more                        100%

(D)   (1)  For each Plan Year that the Plan is a Top Heavy Plan,
           1.0 shall be substituted for 1.25 as the multiplicand of the dollar limitation in determining the denominator of the defined benefit plan fraction and of the defined contribution plan fraction for purposes of Section 415(e) of the Code.

      (2) If, after substituting "90%" for "60%" wherever the latter appears in Section 416(g) of the Code, the Plan is not determined to be a Top Heavy Plan, the provisions of Subparagraph (1) of this Paragraph (D) shall not be applicable if the minimum Employer contribution allocable to any Member who is a Non-Key Employee as specified in Paragraph (B) of this Section is determined by substituting "4%" for "3%."

(E) The Board shall, to the maximum extent permitted by the Code and in accordance with the IRS Regulations, apply the provisions of this Section 2 by taking into account the benefits payable and the contributions made under the Financial Institutions Retirement Fund or any other qualified plan maintained by an Employer, to prevent inappropriate omissions or required duplication of minimum contributions.

Section 3.  Information and Communications.

Each Employer, Member, Spouse and Beneficiary shall be required to furnish the Board with such information and data as may be considered necessary by the Board. All notices, instructions and other communications with respect to the Plan shall be in such form as is prescribed from time to time by the Board, shall be mailed by first class mail or delivered personally, and shall be deemed to have been duly given and delivered only upon actual receipt thereof by the Board. All information and data submitted by an Employer or a Member, including a Member's birth date, marital status, salary and circumstances of his employment and termination thereof, may be accepted and relied upon by the Board. All communications from the Board or the Trustee to an Employer, Member, Spouse or Beneficiary shall be deemed to have been duly given if mailed by first class mail to the address of such person as last shown on the records of the Plan.

Section 4.  Small Account Balances.

Notwithstanding the foregoing provisions of the Plan, and except as provided in Article III, Section 6(B)(6), if the value of all of a Member's Account under the Plan (including a Profit Sharing Account and a Rollover Account, if any), when aggregated is equal to or exceeds $500, then no Account will be distributed without the consent of the Member prior to age 65 (at the earliest).

Section 5.  Amounts Payable to Incompetents, Minors or Estates.

If the Board shall find that any person to whom any amount is payable under the Plan is unable to care for his affairs because of illness or accident, or is a minor, or has died, then any payment due him or his estate (unless a prior claim therefor has been made by a duly appointed legal representative) may be paid to his Spouse, relative or any other person deemed by the Board to be a proper recipient on behalf of such person otherwise entitled to payment. Any such payment shall be a complete discharge of the liability of the Trust Fund therefor.

Section 6.  Non-alienation of Amounts Payable.

Except insofar as may otherwise be required by applicable law, or Article VIII, or pursuant to the terms of a Qualified Domestic Relations Order, no amount payable under the Plan shall be subject in any manner to alienation by anticipation, sale, transfer, assignment, bankruptcy, pledge, attachment, charge or encumbrance of any kind, and any attempt to so alienate shall be void; nor shall the Trust Fund in any manner be liable for or subject to the debts or liabilities of any person entitled to any such amount payable; and further, if for any reason any amount payable under the Plan would not devolve upon such person entitled thereto, then the Board, in its discretion, may terminate his interest and hold or apply such amount for the benefit of such person or his dependents as it may deem proper. For the purposes of the Plan, a "Qualified Domestic Relations Order" means any judgment, decree or order (including approval of a property settlement agreement) which has been determined by the Board in accordance with procedures established under the Plan, to constitute a Qualified Domestic Relations Order within the meaning of Section 414(p)(1) of the Code. No amounts may be withdrawn under Article VII and Article III, Section 8, and no loans granted under Article VIII, if the Thrift Plan Office has received a document which may be determined following its receipt to be a Qualified Domestic Relations Order prior to completion of review of such order by the Office within the time period prescribed for such review by the IRS Regulations.

Section 7.  Unclaimed Amounts Payable.

If the Board cannot ascertain the whereabouts of any person to whom an amount is payable under the Plan, and if, after 5 years from the date such payment is due, a notice of such payment due is mailed to the address of such person, as last shown on the records of the Plan, and within 3 months after such mailing such person has not filed with the Board written claim therefor, the Board may direct in accordance with ERISA that the payment (including the amount allocable to the Member's contributions) be cancelled, and used in abatement of the Plan's administrative expenses, provided that appropriate provision is made for recrediting the payment if such person subsequently makes a claim therefor.

Section 8.  Leaves of Absence.

(A) Contribution allocations and vesting service continue to the extent provided in Paragraphs (B)(1), (2), (3) or (4), below, during any approved Leave of Absence, provided that the Employer notifies the Plan of its intention to grant to a specific Employee or Member, pursuant to the Employer's policy which is uniformly applicable to all its Employees under similar circumstances, one of the Leaves of Absence described in Paragraph (B) below, and agrees to notify the Plan at the conclusion of such leave.

(B) For purposes of the Plan there are only four types of approved Leaves of Absence:

      (1) Non-military leave granted to a Member for a period not in excess of one year during which service is recognized for vesting purposes and the Member is entitled to share in any supplemental contributions under Article III, Section 3 or forfeitures under
           Article VI, Section 2, if any, on a pro-rata basis, determined by the Salary earned during the Plan Year or Contribution Determination Period; or

      (2) Non-military leave or layoff granted to a Member for a period not in excess of one year during which service is recognized for vesting purposes, but the Member is not entitled to share in any contributions or forfeitures as defined under (1) above, if any, during the period of the leave; or

      (3) To the extent not otherwise required by applicable law, military or other governmental service leave granted to a Member from which he returns directly to the service of the Employer. Under this leave, a Member may not share in any contributions or forfeitures as defined under (1) above, if any, during the period of the leave, but vesting service will continue to accrue; or

      (4) To the extent not otherwise required by applicable law, a military leave granted at the option of the Employer to a Member who is subject to military service pursuant to an involuntary call-up in the Reserves of the U.S. Armed Services from which he returns to the service of the Employer within 90 days of his discharge from such military service. Under this leave, a Member is entitled to share in any contributions or forfeitures as defined under (1) above, if any, and vesting service will continue to accrue. Notwithstanding any provision of the Plan to the contrary, if a Member has one or more loans outstanding at the time of this leave, repayments on such loan(s) may be suspended, if the Member so elects, until such time as the Member returns to the service of the Employer or the end of the leave, if earlier.

Section 9.  Return of Contributions to Employer.

(A) In the case of a contribution that is made by an Employer by reason of a mistake of fact, such Employer may request the return to it of such contribution within one year after the payment of the contribution, provided such refund is made within one year after the payment of the contribution.

(B) In the case of a contribution made by an Employer or a contribution otherwise deemed to be an Employer contribution under the Code, such contribution shall be conditioned upon the deductibility of the contribution by the Employer under
      Section 404 of the Code. To the extent the deduction for such contribution is disallowed, in accordance with IRS Regulations, the Employer may request the return to it of such contribution within one year after the disallowance of the deduction.

Section 10.  Controlling Law.

The Plan and all rights thereunder shall be governed by and construed in accordance with the laws of the State of New York and ERISA.

             ARTICLE XI TERMINATION OF EMPLOYER PARTICIPATION

Section 1.  Termination by Employer.

Any Employer may terminate its participation in the Plan by giving the Board written notice specifying a termination date which shall be a Valuation Date at least 60 days subsequent to the date such notice is received by the Board.

Section 2.  Termination by Board.

The Board may terminate any Employer's participation, as of a termination date specified by the Board, if the Board determines that the Employer has failed to make proper contributions or to comply with any other provision of the Plan or any applicable rulings or Regulations under the Code, within 15 days after notice and demand by the Board. Except as provided under Article III, Section 3, upon complete discontinuance of an Employer's contributions, its participation shall automatically terminate, and its termination date shall be a Valuation Date specified by the Board which is within 3 months subsequent to the last day through which the Employer's contributions to the Trust Fund were paid.

Section 3.  Termination Distribution.

If an Employer's participation is terminated, the Board shall promptly notify the IRS and such other appropriate governmental authority as applicable law may require. Neither the Employer not its Employees shall make any further contributions under the Plan after the termination date, except that the Employer shall remit to the Board an amount equal to the product of (i) $30 multiplied by (ii) the number of the Employer's Members and Employees with a balance in their Accounts as of the termination date, to defray the cost of implementing its termination. If the Employer elects to permit transfers to a qualified successor plan in accordance with Article VII, Section 3, the Employer shall remit to the Board an additional amount equal to the product of
(i) $30 multiplied by (ii) the number of its Members and Employees with a balance in their Accounts actually electing to transfer their assets, to defray the cost of such transfer transaction. Except as Article III, Section 4 may provide, each Employee may thereafter withdraw the current value of his Accounts in accordance with Article VII. Subject to the provisions of Article XII, Paragraph (D), an Employer whose participation has been terminated pursuant to this Article may transfer assets under its prior Plan to a qualified successor plan, provided such plan satisfies the requirements contained in Article VII, Section 3 and the transfer is otherwise in accordance with the procedures of such Section.

With respect to the transfer of the amounts which are held in Investment Funds A and C and which are attributable to the terminating

Employer, such transfer shall, subject to the provisions of Article VII, Sections 1 and 3, be made in cash.

With respect to the transfer of the amounts which are held in Investment Fund B and which are attributable to a terminating Employer which has established a qualified successor plan, the "Investment Fiduciary" (i.e., the Thrift Plan, or alternatively, the Investment Manager of Fund B) shall determine whether the Employer shall be offered to have transferred to its successor plan such amounts in the form of new investment contracts (the "New Contracts") or, alternatively, whether the transfer from Investment Fund B shall be made in cash.

If such amounts are determined to be offered in the form of New Contracts by the Investment Fiduciary, the Investment Fiduciary reserves the right to designate for acceptance by the Employer one or more such New Contracts to be issued by one or more of the issuers of the investment contracts then held under Investment Fund B (the "Issuers"). If the Investment Fiduciary designates more than one such New Contract, the Employer, in its acceptance of the transfer of the New Contracts to its successor plan, must accept all such New Contracts designated by the Investment Fiduciary.

If all of the New Contracts designated by the Investment Fiduciary are not accepted by the terminating Employer or, alternatively, the Investment Fiduciary determines that the transfer from Investment Fund B shall be made in cash and a cash transfer is not accepted by the terminating Employer, funds attributable to such Employer's participation under the Plan shall continue to be maintained under the Issuers' contracts in Investment Fund B under the Thrift Plan with no future right of the Employer to request a transfer under the provisions of this Section, provided that the Members who are Employees of such Employer may obtain distributions of benefits from the Plan in accordance with the provisions of Article VII, Sections 1 and 3.

If the New Contracts are accepted by the terminating Employer, the Investment Fiduciary will, as of the transfer date specified by the Thrift Plan, instruct the Issuers to allocate to such New Contracts the asset values attributable to those Members electing to transfer their Fund Account balances to the Employer's qualified successor plan, thereby establishing such New Contracts for the Employer. Such New Contracts may consist of terms substantially similar to the terms then in effect of the investment contracts held under Investment Fund B on the later of the date of termination or the Valuation Date as of which the transfer will occur, provided that the provisions of the qualified successor plan are substantially similar to the provisions of the Thrift Plan as determined by the Issuers.

Notwithstanding any other provision of this Section, the asset values allocated to such New Contracts shall in no case exceed in the aggregate an amount equal to the amount of all funds attributable to such Employer, which are subject to such a transfer to a qualified successor plan of the Employer in accordance with the procedures of Article VII, Section 3(A), under all investment contracts held under Investment Fund B under the Plan.

Upon the termination of participation under the Plan of an Employee's or Member's Employer, any rights of the Employee or Member to make contributions, rollovers or transfers to the Plan shall cease.

        ARTICLE XII  AMENDMENT OR TERMINATION OF THE PLAN AND TRUST

(A) The Board shall have the right to amend or terminate the Plan or Trust Agreement at any time in whole or in part, for any reason, and without the consent of any Employer, Member or Beneficiary, and each Employer by its adoption of the Plan and Trust shall be deemed to have delegated this authority to the Board. No amendment, however, shall impair such rights of payment as the Member or his Beneficiary would have had, if such amendment had not been made, with respect to contributions made by him or on his behalf prior to such amendment, except to the extent that such amendment is, in the opinion of the Board, necessary or desirable to qualify or maintain the Plan and the Trust as a plan and trust meeting the requirements of Sections 401(a) and 501(a) of the Code as now in effect or hereafter amended, or any other applicable section of the Code now or hereafter in force from time to time; and no amendment shall make it possible for any part of the Trust Fund (other than such part as may be necessary to pay the expenses and charges referred to in
      Article IX) to be used for purposes other than for the exclusive benefit of Members or their Beneficiaries.

(B) In the event of termination of the Plan by the Board or upon a complete discontinuance of contributions under the Plan, the Units credited to each Member's Account as of the date of such termination or complete discontinuance of contributions shall be fully vested in the Member, and the Trustee shall upon direction of the Board liquidate the assets of the Trust Fund with such promptness as the Trustee deems prudent. When such liquidation has been completed and after provision for all expenses and charges referred to in Article IX, and proportionate adjustment of all Plan Accounts to reflect such expenses, the Trustee shall pay to each person who was a Member on such termination date (or in the event of his death on or after such date, to his Spouse or Beneficiary) a lump sum equal to the amount, if any, then credited to his Account after such liquidation and provision for expenses and charges.

(C) Notwithstanding any termination of the Plan by the Board, the Board shall remain in existence and all the provisions of the Plan shall remain in force which are necessary for the execution of the Plan and the distribution of the Trust Fund assets in accordance with this Article.

(D) No assets of the Plan shall in any event be merged, consolidated with, or transferred to any other plan unless each Member affected thereby would, if such plan then terminated immediately after such event, receive thereunder a benefit which is equal to or greater than the benefit to which he would have been entitled if the Plan had terminated immediately before such event.

(E) In the event that any governmental authority or the Board determines that a partial termination (within the meaning of ERISA) of the Plan has occurred as to any Employer, then the Units credited to the Account of each Member who is affected thereby shall be fully vested in such Member and the provisions of Article XI and this Article XII, which in the opinion of the Board are necessary for the execution of the Plan and the allocation and distribution of assets of the Plan, shall apply.

                     TRUSTS ESTABLISHED UNDER THE PLAN

      Assets of the Plan are held in trust under Trust Agreements with Bankers Trust Company, New York, NY, and Republic National Bank of New York, N.A., pursuant to Article IX, Section 2 of the Plan. Any Employer or Member may obtain a copy of these Trust Agreements from the office of the Plan.

                                APPENDIX A

      The Plan, as set forth herein, constitutes a restatement of the Plan with amendments effective through July 1, 1993. Although this restatement is generally effective July 1, 1993, the inclusion of amendments to conform with the Tax Reform Act of 1986 and other applicable laws necessitates different effective dates for certain provisions of the Plan. Accordingly, notwithstanding the general effective date of this restatement, various provisions shall be effective as expressly provided under the Plan and the following sections, as amended, shall be effective as indicated below:

                Sections                         Effective
                --------                         ---------
      Art. X, Section 2(A)(1)                 July 18, 1984

      Art. VII, Section 5(B)                  January 1, 1985

      Art. I, Paragraph 14; Art. X            January 1, 1987
      Sections 1, 2(A)(4) & (5)

      Art. I, Paragraphs 4, 9, 24, & 32;      January 1, 1988
      Art. II, Section 2; Art. III,
      Section 1, Section 2(A) (the first
      sentence), Section 3; Art. IV
      (fifth paragraph); Art. V (the first
      paragraph); Art. VI; Art. VII,
      Sections 2, 3(A) and 5; Art. VIII,
      Section 1 (after the proviso);
      Art. X, Sections 2(C), 4, 8,
      9 and 10.

      Art. I, Paragraph 10                    July 1, 1988

      Art. VIII, Sections 2 through 7         October 18, 1989
      (except clause (a) of the second
      sentence of Section 3 which shall
      be effective January 1, 1989)

      Art. III, Section 3                     January 1, 1990



64106.1

                                Exhibit 13

                       Annual Report to Stockholders

                                 1999 ANNUAL REPORT



                            EMPIRE FEDERAL BANCORP, INC.

                              TABLE OF CONTENTS

                                                              Page

          Letter to Stockholders..........................      1
          Selected Consolidated Financial Information.....      2
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations...      5
          Independent Auditors' Report....................     16
          Consolidated Financial Statements...............     17
          Notes to Consolidated Financial Statements......     21
          Common Stock Information . . . . . . . .             43
          Directors and Officers . . . . . . . . .             44
          Corporate Information. . . . . . . . . .             45

                               -------------
                           BUSINESS OF THE COMPANY

     Empire Federal Bancorp, Inc. (the "Corporation") is a savings and loan holding company headquartered in Livingston, Montana. Its principal subsidiary is Empire Federal Savings Bank (the "Bank") (the Corporation and the Bank shall at times be referred to as the "Corporation") which operates three branches in south-central Montana. The Corporation was incorporated on September 20, 1996, for the purpose of becoming the holding company for the Bank, upon its conversion from a federal mutual savings and loan association to a federal stock association. As part of the conversion process the association's name was changed from "Empire Federal Savings and Loan Association" to "Empire Federal Savings Bank". The sale of stock by the Corporation was completed and the conversion process finished on January 23, 1998. The financial and other information contained in this Annual Report are presented as if the conversion had been completed on December 31, 1996. On December 31, 1999, the Corporation had total assets of $114.5 million, total deposits of $71.4 million, and stockholders' equity of $32.8 million. The Corporation's principal activity is holding the stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related notes, relates primarily to the Bank.

     The Bank was organized under the statutes of the State of Montana as Empire Federal Building and Loan Association (the "Association"), and was authorized to begin business on May 25, 1923. The Association was granted membership in the Federal Home Loan Bank System on March 3, 1933, and obtained insurance of accounts from the Federal Savings and Loan Insurance Corporation on August 12, 1937. At a meeting held August 11, 1952, members of the Association voted a name change to Empire Savings and Loan Association to keep in step with modern terminology for the business. On January 5, 1959, the Association merged with the Pioneer Building and Loan Association of Bozeman and continued the services of Pioneer to the Bozeman community. On June 25, 1970, the state-chartered Association converted to a federal charter and changed its name to Empire Federal Savings and Loan Association. On September 30, 1980, Empire Federal Savings merged with Big Timber Building and Loan Association and opened its doors to business in Big Timber. During 1999 the Bank received approval to open a de novo branch in Billings, Montana. This branch is expected to open in April 2000.

     In 1985 the Bank formed a service corporation, Dime Service Corporation ("Dime") and purchased the book of insurance of United Agencies in Livingston, and began operation as Dime Insurance Agency, an independent insurance agency, with offices in Livingston, Bozeman and Big Timber, Montana.

     The Bank is a community oriented financial institution which obtains funds primarily through savings and checking deposits from the general public, from repayment of loans, and from borrowings and retained earnings. These funds are used primarily to originate commercial, business, commercial real estate, residential and consumer loans . The Bank also makes home equity loans for a wide variety of purposes, finances other types of real estate, and invests in obligations of the U. S. Government and its agencies.

                       [Empire Federal Bancorp Letterhead]

To Our Shareholders:

      1999 was a year of transition for Empire Federal Bancorp, Inc. and its subsidiary, Empire Federal Savings Bank. Our efforts to become a full service community bank are beginning to show results and should serve the shareholders well in future years.

      Beverly D. Harris retired on December 31, 1999. Beverly had been with the company for more than 43 years, and served as President and CEO for 26 years. During 1999 Beverly served as Vice Chairman of both companies and will remain on the Board of Directors. We thank Beverly for her leadership, hard work and loyalty to the organization and wish her the best in her retirement years.

      During 1999 the Bank applied for and received permission from the Office of Thrift Supervision to establish a full service branch in Billings, Montana. Construction is near completion and the Billings office will be operational on April 3, 2000. Billings is the largest city in Montana and is a major regional commercial, retail and medical center. Heading up the management team in Billings will be Pete Cochran and Cathy Hanser. Both are long term Billings bankers with combined experience of over 40 years in the Billings market. The new branch will emphasize the Bank's historical role in mortgage lending, but will also offer a full line of commercial, small business and retail lending.

      Net income for 1999 was up slightly at $1,265,000. Earnings per share were at $0.70 compared to $0.56 in 1998. ($0.68 in 1998 excluding the effect of accelerated vesting of MRDP shares). Net interest income declined by $245,000 for the year ended December 31, 1999 as compared to the same period in 1998 partially due to the payment for treasury shares in late 1998 and early 1999. This loss of investable funds was offset during the year ended December 31, 1999 through growth of deposits which were invested in loans. In addition, the overall yield on interest earning assets decreased from 7.25% for the year ended December 31, 1998 to 7.16% for the same period in 1999.
Our return on average assets during 1999 was 1.15%.

      Loans outstanding increased by $10.1 million or 20.3% during 1999. In an effort to reduce our interest rate risk, most of our loan growth was in loans with maturities of five years or less and floating rate commercial and consumer loans. We will continue to portfolio some residential real estate, but will become much more active in the year 2000 in selling fixed rate mortgages.

      Deposits increased $4.9 million or 7.4% for the year. This growth is a direct result of a more competitive money market account, and an increased effort to solicit depository relationships from existing customers, commercial business, and new loan customers. 1999 was the first year since prior to 1994 that the company had any significant deposit growth.

      Asset quality remains strong, and at year-end December 31, 1999 the Bank had one non-accrual loan amounting to $14,000. Nine loans were delinquent over 30 days amounting to $775,000 of which one loan amounting to $10,000 was delinquent over 90 days. The Bank has no real estate acquired through foreclosure.

      The Bank successfully completed the year-end closings and all computer systems were totally operable following January 1, 2000. While there are no disruptions of any services provided to our customers, management will continue to monitor all data processing applications into the year 2000 until complete satisfaction is obtained.

      We continue to have an extremely well capitalized institution and are putting forth every effort to better implement the usage of our excess capital. We will continue to buy back stock during the year 2000 as economic conditions allow. Our internal rate of growth should remain strong, and we are optimistic that Billings will add significantly to our loan and deposit growth. We continue to look for acquisitions that are compatible to our organization and beneficial to our shareholders, and I am, again, optimistic that we can accomplish something in this area during the year 2000.

      During 1999 we made great strides in becoming a full service community banking company. We have a highly capable staff which we have strengthened in
1999.   Our technology support is strong, and we have added to it during the year. We are putting more emphasis in training our staff to better utilize our technology both in delivering our traditional products plus the many new products we have added during the year 1999. We have leadership that is experienced in the direction we are heading, and I look forward with confidence to the challenges and opportunities that lie ahead. We will continue on a course that will utilize our strong capital base to expand our franchise and increase long-term shareholder value.

Sincerely,

/s/ William H. Ruegamer

William H. Ruegamer
President & CEO

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

                                 At December 31,               At June 30,
                     --------------------------------------  -----------------
                       1999      1998      1997      1996      1996     1995
                       ----      ----      ----      ----      ----     ----
                                               (In Thousands)

SELECTED FINANCIAL
 CONDITION DATA:

Total assets.......  $114,527  $109,201  $109,801  $115,874  $86,810  $85,495
Cash and interest-
 bearing deposits..     2,372     5,154     2,904    30,990    2,499    2,196
Investment and
 mortgage-backed
 securities avail-
 able-for-sale.....    41,090    39,866    36,496    13,768   13,877    1,192
Investment and
 mortgage-backed
 securities held-
 to-maturity.......     6,406    10,498    20,556    26,188   25,196   39,441
Loans receivable,
 net...............    59,570    49,499    45,714    41,704   41,882   39,432
Deposits...........    71,353    66,413    66,859    67,698   68,548   67,064
Advances from FHLB.     8,800     4,000        --        --    1,500    1,751
Total equity,
 substantially
 restricted........    32,755    36,301    40,598    39,610   15,876   15,500


                                  Year             Six Months       Year
                                 Ended               Ended          Ended
                              December 31,        December 31,     June 30,
                      --------------------------- ------------ --------------
                       1999      1998      1997      1996      1996     1995
                       ----      ----      ----      ----      ----     ----
                                               (In Thousands)

SELECTED OPERATING DATA:

Interest income....    $7,592    $7,665    $7,709    $3,230   $6,304   $6,305
Interest expense...     3,208     3,036     3,118     1,626    3,310    2,938
                       ------    ------    ------    ------   ------   ------
  Net interest income   4,384     4,629     4,591     1,604    2,994    3,367
Provision for
 loan losses.......        18        20        20        --       55       --
  Net interest income  ------    ------    ------    ------    -----    -----
   after provision for
   loan losses.....     4,366     4,609     4,571     1,604    2,939    3,367
Non-interest income:    -----     -----     -----     -----    -----    -----
  Insurance commission
   income..........       576       624       652       336      688      691
  Customer service
   charges.........       228       216       188        86      145     130
  Other income.....        24        32        19        17       45      36
  Total non-interest     ----      ----      ----      ----     ----    ----
   income..........       829       872       859       439      878     857
                         (table continued on following page)

                                  Year             Six Months       Year
                                 Ended               Ended          Ended
                              December 31,        December 31,     June 30,
                      --------------------------- ------------ --------------
                       1999      1998      1997      1996      1996     1995
                       ----      ----      ----      ----      ----     ----
                                               (In Thousands)

Non-interest expense:
  Compensation and
   benefits........     1,839     2,156     1,621       807    1,615    1,542
  Occupancy and
   equipment.......       409       378       363       171      340      264
  Deposit insurance
   premiums.               65        72        78        56      185      226
  SAIF special
   assessment......        --        --        --       451       --       --
  Other general
  and administrative      809       729       750       355      646      651
  Provision for losses
  on real estate owned     --        --        --        --        --      --
                       ------    ------    ------    ------   ------   ------
     Total non-interest
      expense......     3,122     3,335     2,812     1,840    2,786    2,683
                       ------    ------    ------    ------   ------   ------
    Income before
     income taxes..     2,073      2146     2,618       203    1,031    1,541
Income tax expense.       808       901     1,032        61      399      589
                       ------    ------    ------    ------   ------   ------
Net income.........    $1,265    $1,245    $1,586     $ 142   $  632      952
                       ======    ======    ======     =====   ======    =====

                                At or For the     At or For the
                                   Year           Six Months    At or For the
                                   Ended           Ended         Year Ended
                                 December 31,      December 31,     June 30,
                               ---------------   ---------------  -----------
                               1999  1998  1997       1996        1996   1995
                               ----  ----  ----       ----        ----   ----
SELECTED FINANCIAL RATIOS(1):
Performance Ratios:
Return on average assets
(net income divided by
 average assets)(2).......    1.15%   1.15%  1.43%   0.32%       0.72%  1.12%
Return on average equity
 (net income divided by
 average equity)(2).......    3.85    3.26   3.95    1.74        3.99   6.33
Dividend payout ratio
(dividends declared
 per share divided by
 net income per share)....   57.14   57.14  33.58      --          --     --
Average interest-earning
 assets  to average
interest-bearing
 liabilities..............  142.55  154.90 155.55  121.86      119.33 118.48
Net interest income
 after provision for
 loan losses to total
 non-interest expense(2)..  139.85  138.19 162.55   87.21      105.49 125.49
Interest rate spread......    2.85    2.82   2.66    2.90        2.80   3.33
Net yield on average
 interest-earning
 assets...................    4.14    4.40   4.28    3.72        3.57   3.97
Efficiency ratio
 (non-interest
 expense divided by the
 sum of net interest
 income and non-interest
 income)(1)...............   59.89   60.63  51.59   90.05       71.95  63.52
             (table continued on, and footnotes on, following page)

                               At or For the   At or For the   At or for the
                                   Year          Six Months        Year
                                   Ended           Ended           Ended
                                December 31,    December 31,     June 30,
                               -------------   -------------   -------------
                               1999     1998   1997     1996   1996    1995
                               ----     ----   ----     ----   ----    -----

Equity Ratios:
Average equity to average
 assets  (average equity
 divided by average
 total assets)............    29.95    35.27  36.32    18.19  18.11   17.07
Equity to assets at
year end.                     28.60    33.24  36.97    34.18  18.29   18.13
Asset Quality Ratios:
Non-performing assets to
 total assets.............    (3)         --     --       --     --      --
Non-performing loans
 to total assets..........    (3)         --     --       --     --      --
Non-performing loans
 to net loans..............   (3)         --     --       --     --      --
Allowance for loan losses,
 real estate owned
 and other repossessed
 assets to non-performing
 assets....................   (3)          *      *        *      *       *
Allowance for loan
 losses to total
 loans outstanding.........    0.38     0.44   0.41     0.46   0.46    0.36



                                       At              At
                                   December 31,    December 31,   At June 30,
                                -----------------  ------------  ------------
                                1999  1998   1997     1996       1996    1995
                                ----  ----   ----     ----       ----    ----
OTHER DATA:

Number of:
 Real estate loans
  outstanding..............      732    702    714     731         744    765
 Deposit accounts..........   10,029 10,078 10,368  10,598      10,632 10,623
 Full-service offices......        3      3      3       3           3      3


*    Not meaningful.
(1) Annualized, where appropriate, for the six months ended December 31, 1996.
(2) Includes special SAIF assessment of $451,000 for the six months ended December 31, 1996.
(3) One loan for $14,000 on non-accrual at December 31, 1999. Percentages not meaningful.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     The Corporation may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's fillings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based of various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services; laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Corporation at managing the risks resulting from these factors.

     The Corporation cautions that the listed factors are not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained herein.

Operating Strategy

     The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate commercial, commercial real estate, residential, and consumer loans primarily in its market areas in Montana. The Bank also invests in interest-bearing deposits, investment grade federal agency securities and mortgage-backed securities. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances have been used as a supplemental source of funds.

     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and FHLB advances. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income consists of service charges on checking and NOW accounts and other fees, and insurance commissions. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

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

Year 2000 Issues

     The Bank places significant reliance on computers to process information necessary to conduct its business. During the past few years industry and regulatory agencies advised the business community that some computers may not be able to interpret certain information related to the year 2000. The Bank successfully completed the year-end closings and all computer systems were totally operable following January 1, 2000, and management did not identify
any errors or experience any computer malfunctions.   The major financial
impact related to the Year 2000 issue was the replacement of teller hardware and software. The cost of conversion and retraining amounted to $225,000. The Bank has not been informed of any such problem experienced by its vendors or its customers.

     While there were no disruptions of any services provided to our customers, management will continue to monitor all data processing applications into the Year 2000. Management does not believe at this time that any potential problems will materially impact the ability of the Bank to continue its operation, however, no assurance can be given that this will be the case.

Financial Condition

     Consolidated assets increased by approximately $5.3 million, or 4.9%, from $109.2 million at December 31, 1998, to $114.5 million at December 31, 1999.

     Except for the $1.3 million decrease in the market value of investments and mortgage-backed securities available-for-sale, the consolidated balance sheet was not materially affected by market conditions between December 31, 1998, and December 31, 1999. Net maturities and payments of $4.1 million reduced investment and mortgage-backed securities held-to-maturity from $10.5 million at December 31, 1998, to $6.4 million at December 31, 1999. Net loans increased $10.1 million or 20.3%.

     Deposits increased by $4.9 million from $66.4 million at December 31, 1998, to $71.4 million, or 7.4% at December 31, 1999.

     Premises and equipment increased by $720,000, or 33.6% from $2.1 million at December 31, 1998, to $2.9 million at December 31, 1999, primarily as the result of the purchase of property in Billings, Montana for a new branch facility.

     Stockholders' equity decreased from $36.3 million at December 31, 1998, to $32.8 million at December 31, 1999. The change is the result of net income of $1.3 million, the release of Employee Stock Ownership Plan ("ESOP") shares in the amount of $165,000 and an decrease of $1.3 million related to the decrease in market value of securities available-for-sale. In addition, 10,369 shares of the Management Recognition and Development Plan ("MRDP") vested and unearned MRDP compensation was reduced by $184,000. Stockholders' equity was also decreased by the payments of $751,000 in dividends. During the year ended December 31, 1999, the Corporation repurchased 221,132 shares of its common stock in the open market for an average price of $14.15 per share for a total of $3.1 million. There were 590,830 shares held in the treasury at December 31, 1999, and 369,698 shares at December 31, 1998.

Asset Quality

     At December 31, 1999, the Bank had one nonaccrual loan amounting to $14,000. At December 31, 1999, the Bank had nine loans that were delinquent over 30 days amounting to $775,000 of which one loan amounting to $10,000 was delinquent over 90 days. The Bank had no real estate acquired through foreclosure at December 31, 1999.

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

Comparison of Results of Operations for the Years Ended December 31, 1999 and
1998

     Net Income. Net income increased by $21,000 to $1.3 million for the year ended December 31, 1999, as compared to $1.2 million for the same period in 1998. There are several factors related to the nominal increase in net income. Net income for the year ended December 31, 1998 included a $395,000 charge to compensation expense related to the accelerated vesting of shares under the MRDP which was not a recurring event in 1999. Net income for the year ended December 31, 1999 included a decrease in net interest income, increases in non-interest income and certain non-interest expenses which, on a net basis, offset the non recurring charge incurred in 1998. The following narrative discusses in more detail the noted changes for the year ended December 31, 1999.

     Net Interest Income. Net interest income decreased by $245,000, or 5.3%, to $4.4 million for the year ended December 31, 1999 from $4.6 million for the same period in 1998. The decrease in net interest income primarily reflected an increase in average interest bearing liabilities of $6.5 million from $66.5 million for the year ended December 31, 1998 to $74.4 million for the same
period in 1999.   Average interest earning assets increased $895,000 from
$105.1 million for the year ended December 31, 1998 to $106.0 million for the comparable period in 1999. Interest rate spreads increased from 2.82% for the year ended December 31, 1998 to 2.85% for the same period in 1999.

     Interest Income. Total interest income decreased by $74,000, or 1.0%, for the year ended December 31, 1999, as compared to the same period in 1998. The decline was primarily attributable to a decrease in the average yield on interest earning assets from 7.29% for the year ended December 31, 1998 to 7.16% for the same period in 1999 while overall average earning assets increased by approximately $900,000. This reduction in average yield reflects a general decrease in interest rates on loans and investments for the comparable periods.

     Interest Expense. Total interest expense was $3.2 million for the year ended December 31, 1999, as compared to $3.0 million the same period in 1998.

     Average interest bearing deposits for the year ended December 31, 1999, amounted to $68.7 million as compared to $66.5 million for the same period in 1998. Interest on deposits decreased $56,000 from the year ended December 31, 1998 as compared to the same period in 1999. The decline in deposit interest is primarily the result of a reduction in the average cost of deposits from 4.42% to 4.20% for the year ended December 31, 1998 as compared to the same period for 1999.

     Other interest expense of $324,000 for the year ended December 31, 1999 includes $267,000 related to borrowings from the FHLB and $56,000 associated with the purchase of the main office building. Other interest expense for the comparable period in 1998 included $34,000 related to FHLB borrowings and $61,000 associated with the purchase of the main office building. Average FHLB borrowings increased from $701,000 for the year ended December 31, 1998 as compared to $5.1 million for the same period in 1999.

     Provision for Loan Losses. The provision for loan losses was approximately $18,000 for the year ended December 31, 1999 and $20,000 for the same period in 1998. At the end of both years, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was .38% at December 31, 1999, and .44% at December 31, 1998. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

     Non-Interest Income. Non-interest income decreased $43,000 for the year ended December 31, 1999, as compared to the same period in 1998 primarily as the result of a decrease in commissions and profit sharing from insurance companies of $49,000.

     Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $576,000 and $624,000 were received for the years ended December 31, 1999, and 1998, respectively. The decrease in commission income resulted primarily from decreases in premiums and commissions from key companies represented by Dime. Increased competition and possible future decreases in commissions will continue to impact Dime's financial results.

      Non-Interest Expense. Total non-interest expense decreased $213,000 or 6.4% from the year ended December 31, 1998, compared to the year ended December 31, 1999. Included in this decrease is a decrease in compensation expense of $316,000 related to the previously mentioned $395,000 accelerated vesting of the MRDP shares for the year ended December 31, 1998. Offsettting this decrease, compensation expense for the year ended December 31, 1999 includes approximately $40,000 in salaries and bonuses related to the recruitment of the senior management team for the new branch office in Billings.

      Other changes in non-interest expense include an increase in occupancy expense of $30,000 caused primarily by additional depreciation expense related to new teller equipment purchased in late 1998. Other non-interest expense increased from $622,000 for the year ended December 31, 1998 to $686,000 or 10.2% for the comparable period in 1999. Included in this increase were increases in legal and internal auditing costs and costs associated with the new branch in Billings.

     Income Taxes. Income taxes decreased $93,000 from the year ended December 31, 1998, as compared to the same period in 1999 as the result of the decrease in income before income taxes. In addition, income tax expense for the year ended December 31, 1998 was impacted by the non-deductibility of a portion of the accelerated MRDP charge for that year. The effective combined federal and state tax rate was 39.0% and 42.0% for the years ended December 31, 1999 and 1998 respectively.

Comparison of Results of Operations for the Year Ended December 31, 1998 and
1997

     Net Income. Net income was $1.2 million for the year ended December 31, 1998, as compared to $1.6 million for the same period in 1997. The $341,000 decline in net income is caused primarily by the accelerated vesting of shares awarded under the MRDP. Under the terms of the MRDP, shares awarded are vested and amortized to expense over a 60-month period; however, upon the death of a participant, the vesting is accelerated. On September 5, 1998, the Chief Financial Officer of the Corporation passed away, and 25,921 shares were released to the officer's estate. The accelerated vesting of deferred compensation amounted to $395,000 which was charged to compensation expense in September 1998. Net income for the year ending December 31, 1998, would have been $1.5 million if the accelerated vesting would not have occurred.

     Interest Income. Total interest income increased by $43,000, or 0.6%, for the year ended December 31, 1998, as compared to the same period in 1997. The increase in interest on mortgage loans of $355,000 was attributable to the increase in the average balance of loans outstanding from $44.1 million for the year ended December 31, 1997, to $48.7 million for the year ended December 31, 1998. This increase in volume was partially offset by a decrease in the average yield from 8.44% for the year ended December 31, 1997, to 8.37% for the same period in 1998. Interest on mortgage-backed securities increased $78,000 from $2.9 million for the year ended December 31, 1997, to $3.0 million for the comparable period in 1998 as a result of an increase in average outstanding mortgage-backed securities of $721,000 and an increase in the average yield from 6.57% to 6.64%. Offsetting these increases were decreases in interest on investment securities and other interest of $269,000 and $207,000, respectively. These decreases are the result of the reinvestment of maturing securities and interest bearing deposits in mortgage loans and mortgage-backed securities, as previously noted.

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

      Non-Interest Expense. Total non-interest expense increased $524,000 for the year ended December 31, 1998, compared to the year ended December 31, 1997. This increase was largely the result of an increase in compensation and benefits of $535,000, or 33.01% from $1.6 million for the year ended December 31, 1997, to $2.2 million for the comparable period in 1998. The primary cause of this increase is the previously discussed accelerated vesting of 25,921 shares of the MRDP as the result of the death of the Chief Financial Officer of the Corporation. The accelerated vesting of deferred compensation resulted in a $395,000 charge to compensation expense in September 1998. In addition, vested shares of the MRDP resulted in a charge of $194,000 for the year ended December 31, 1998. The MRDP became effective in January 1998.

     Income Taxes. Income taxes decreased $130,000 from the year ended December 31, 1997, as compared to the same period in 1998 as the result of the decrease in income before income taxes. The effective combined federal and state tax rate was 42.0% and 39.4% for the years ended December 31, 1998 and 1997, respectively. The increase in the 1998 federal and state tax rate is the result of a portion of the MRDP charge for the year ended December 31, 1998 not being deductible.

    The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented.

                                         At                       Year Ended
                                     December 31,                 December 31,
                                     -----------  -----------------------------------------------------
                                        1999                1999                         1998
                                      --------    -------------------------   -------------------------
                                       Yield/    Average            Yield/    Average             Yield/
                                        Cost     Balance Interest    Cost     Balance   Interest  Cost
                                       -----     ------- --------  ------     -------   --------  ----
                                                             (Dollars in Thousands)
Interest-earning assets:
 Loans receivable.................     7.99%     $ 53,713  $4,369     8.13%   $ 48,699    $4,077  8.37%
 Mortgage-backed securities.......     6.60        43,388   2,826     6.51      45,501     3,019  6.64
 Investment securities............     4.45(4)      5,119     191     3.74       6,643       323  4.86
 Other interest-earning assets(1).     6.71         3,789     205     5.40       4,271       246  5.76
                                       ----      --------  ------     ----    --------    ------  ----
   Total interest-earning assets..     7.26       106,009   7,591     7.16     105,114     7,665  7.29
Non-interest-earning assets.......                  3,627                        3,124
                                                 --------                     --------
 Total assets.....................               $109,636                     $108,238
                                                 ========                     ========
Interest-bearing liabilities:
 NOW accounts.....................     2.18        10,820     249     2.30       9,632       227  2.36
 Money market accounts............     4.55         5,008     182     3.63       5,034       168  3.35
 Regular savings..................     3.00        14,319     429     3.00      13,956       436  3.12
 Certificates of deposit..........     5.26        38,505   2,024     5.65      37,846     2,109  5.57
                                       ----      --------  ------     ----    --------    ------  ----
   Total deposits.................     4.26        68,652   2,884     4.20      66,468     2,940  4.42
 Other liabilities................     5.93         5,714     323     5.67       1,393        96  6.87
                                       ----      --------  ------     ----    --------    ------  ----
   Total interest-bearing
    liabilities...................     4.50        74,366   3,207     4.31      67,861     3,036  4.47
Non-interest-bearing liabilities..                  2,434                        2,202
                                                 --------                     --------
Total liabilities.................                 76,800                       70,063
Retained earnings.................                 32,836                       38,175
                                                 --------                     --------
Total liabilities and retained
 earnings.........................               $109,636                     $108,238
                                                 ========                     ========
 Net interest income..............                         $4,384                         $4,629
                                                           ======                         ======
 Interest rate spread(2)..........     2.76%                          2.85%                        2.82%
                                       ====                           ====                         ====
 Net yield on interest-earning
 assets(3)........................     4.14%                          4.40%
                                       ====                           ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..............                                  142.55%                      154.90%
                                                                    ======                       ======

(1)  Includes interest-bearing deposits in other financial institutions and dividends on FHLB stock.
(2)  Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)  Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4)  Includes $2.3 million of FHLMC stock with dividend rate of 1.27% per annum.

                                                         11

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




                                      Year Ended December 31,              Year Ended December 31,
                                       1999 Compared to Year                1988 Compared to Year
                                      Ended December 31, 1998              Ended December 31, 1997
                                         Increase (Decrease)                  Increase (Decrease)
                                              Due to                               Due to
                                  ------------------------------     ------------------------------------
                                                    Rate/                                Rate/
                                  Volume   Rate    Volume    Net     Volume      Rate   Volume    Net
                                  ------   ----    ------    ---     ------      -----  ------   ----
                                                             (In Thousands)

Interest-earning assets:
 Loans receivable............    $  420    $(117)     $(11) $  292    $ 386    $  (29)  $   (2) $ 355
 Mortgage-backed securities..      (140)    ( 56)        3    (193)      47        29        1     77
 Investment securities.......      ( 74)    ( 75)       17    (132)    (346)      184     (107)  (269)
 Other interest-earning assets      (28)     (15)        2     (41)    (202)      ( 8)       3   (207)
    Total interest-earning        -----    -----    ------   -----    -----    ------   ------   ----
     assets..................       178     (263)       11     (74)    (115)      176     (105)    44
Interest expense:                 -----    -----    ------   -----    -----    ------   ------   ----
 Deposits....................        97     (148)      ( 5)    (56)    ( 38)      (44)       1   ( 81)
 Other liabilities...........       297      (17)      (53)    227      (11)       12       (2)    (1)
    Total interest-bearing        -----    -----    ------   -----    -----    ------   ------   ----
     liabilities.............       394     (165)      (58)    171      (49)      (32)      (1)   (82)
Net change in net interest        -----    -----    ------   -----    -----    ------   ------   ----
 income......................     $(216)   $ (98)   $   69   $(245)   $ (66)   $  208   $ (104)  $ 38
                                  ======   ======   =======  ======   ======   ======   =======  =====

                                                       12

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

     In the past, the Bank has perceived its market niche to be that of a traditional thrift lender that originates fixed rate residential loans for its portfolio and purchases fixed rate U.S. Government and agency investment securities and mortgage-backed securities to supplement its lending activities. The Bank uses its capital position to absorb the adverse consequences of the increased interest rate risk associated with this strategy. As an integral part of this strategy, the Bank has historically concentrated its lending activity on the origination of long-term, fixed-rate, residential one- to four-family mortgage loans and commercial real estate and multi-family loans. As of December 31, 1999, 80.4% of the Bank's total loans were fixed rate loans and 74.3% of its investments and mortgage-backed securities had fixed interest rates. During 1999, the Bank expanded its lending activities to include commercial loans with floating rates. At December 31, 1999 commercial loans amounted to $1.8 million, most of which were floating rates.

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

Interest Rate Sensitivity of Net Portfolio Value

     The following table is provided to the Bank by the OTS and illustrates the change in net portfolio value at December 31, 1999 based on OTS assumptions. Net portfolio value is the difference between the Bank's depository portfolio value and its loans receivable portfolio value. No effect has been given to any steps that management of the Bank may take to counter the effect of the interest rate movements presented in the table.

                                                          Net Portfolio as %
    Basis                                                 of  Portfolio Value
 Point ("bp")           Net Portfolio Value                    of Assets
  Change           ------------------------------          -------------------
 in Rates         $ Amount   $ Change   % Change          NPV Ratio    Change
 --------         --------   --------   --------          ---------    ------
                           (Dollars in Thousands)
  300 bp          $  23,354   (8,600)      (27)%         22.11       (556)bp
  200 bp             26,304   (5,650)      (18)%         24.14       (353)bp
  100 bp             28,909   (3,045)      (10)%         25.81       (186)bp
    0                31,954       --        --           27.67         --
 (100)bp             33,096    1,142         4%          28.26         59 bp
 (200)bp             34,071    2,117         7%          28.72        105 bp
 (300)bp             34,862    2,908         9%          29.07        140 bp

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

     The following table is provided by the OTS and is based on the calculations in the previous table.

                                              December 31,       December 31,
                                                  1999               1998
                                              ------------       -----------
RISK MEASURES:  200 BP RATE SHOCK
Pre-Shock NPV Ratio:  NPV as % of PV of
 Assets....................................       27.67%            29.33%
Exposure Measure:  Post-Shock NPV Ratio....       24.14%            27.20%
Sensitivity Measure:  Change in NPV Ratio..       353bp             213 bp

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

     Historically, the primary investing activity of the Bank has been the origination of one- to four-family mortgage loans. During the year ended December 31, 1999, the Bank originated mortgage loans in the amount of $24.1 million. During this period, the Bank purchased mortgage-backed securities of $15.6 million. The Bank also invests in investment grade federal agency securities.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the year ended December 31, 1999 and 1998, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals.

     The Bank uses cash flows generated from operating, investing and financing activities to meet its liquidity requirements. See Consolidated Statements of Cash Flows included as part of the Consolidated Financial Statements.

     Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Bank. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Bank has had limited success in lengthening the maturity of its certificate of deposit portfolio. At December 31, 1999, certificates of deposit amounted to $39.2 million, or 55.0% of total deposits, including $11.4 million which were scheduled to mature in more than one year after December 31, 1999. At December 31, 1999, $27.9 million of certificates of deposit were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of maturing deposits. Management of the Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB advances are available. Additionally, the Bank can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The OTS recently eliminated short term ratios. The Bank's liquidity ratio at December 31, 1999 was 9.54%. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 25.65%, 25.65% and 56.13%, respectively. For a detailed discussion of regulatory capital requirements and a numerical presentation of the Bank's capital levels relative to regulatory requirements, see Note 13 of Notes to the Consolidated Financial Statements.

     The Corporation, as the holding company for the Bank, does not have any source of cash flow other than interest and principal payments on loans to the Bank and dividends declared by the Bank. At December 31, 1999 the Corporation's loans to the Bank amounted to $2.6 million. No dividends have been paid to the Corporation as of December 31, 1999.

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

                            [LETTERHEAD OF KPMG LLP]

                           Independent Auditors' Report


The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Billings, Montana
February 18, 2000

             EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets

                                                          December 31,
                                                  --------------------------
                   Assets                              1999           1998
                   ------                         ------------  ------------

Cash and due from banks                           $  1,688,206     2,092,487
Interest-bearing deposits                              683,913     3,061,310
                                                  ------------  ------------
   Cash and cash equivalents                         2,372,119     5,153,797

Investment and mortgage-backed securities
 available-for-sale                                 41,090,151    39,865,809
Mortgage-backed securities held-to-maturity
 (estimated market value of $6,367,598 and
 $10,582,975 at December 31, 1999 and 1998,
 respectively)                                     l6,406,467     10,497,993
Loans receivable, net                               59,569,783    49,499,156
Stock in Federal Home Loan Bank of Seattle,
 at cost                                             1,463,500     1,360,600
Accrued interest receivable                            451,386       353,145
Income tax receivable                                   36,069        46,899
Premises and equipment, net                          2,860,330     2,140,807
Prepaid expenses and other assets                      276,963       282,965
                                                  ------------  ------------
   Total assets                                   $114,526,768   109,201,171
                                                  ============  ============
     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities:
 Deposits                                         $ 71,353,098    66,412,597
 Advances from Federal Home Loan Bank                8,000,000     4,000,000
 Other borrowed funds                                  800,000            --
 Note payable                                          591,847       647,443
 Advances from borrowers for taxes and insurance       229,437       232,492
 Accrued expenses and other liabilities                276,793       291,260
 Deferred income taxes                                 520,376     1,316,255
                                                  ------------  ------------
   Total liabilities                                81,771,551    72,900,047
                                                  ------------  ------------
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  250,000 shares authorized, none issued
  and outstanding                                           --            --
 Common stock, par value $.01 per share,
  4,000,000 shares authorized, 2,592,100 issued         25,921        25,921
 Additional paid-in capital                         25,260,408    25,277,770
 Unearned ESOP and MRDP compensation                (2,264,623)   (2,501,054)
 MRDP shares acquired                                 (302,011)     (432,215)
 Retained earnings, substantially restricted        17,842,091    17,327,635
 Treasury shares acquired, at cost, 590,830
  and 369,698 shares at December 31, 1999
  and 1998, respectively                            (8,439,462)   (5,310,819)
 Accumulated other comprehensive income                632,893     1,913,886
                                                  ------------  ------------
   Total stockholders' equity                       32,755,217    36,301,124
                                                  ------------  ------------
Commitments and contingencies

   Total liabilities and stockholders' equity     $114,526,768   109,201,171
                                                  ============  ============

See accompanying notes to consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income

                                                   Years Ended December 31,
                                                  --------------------------
                                                       1999           1998
                                                  ------------  ------------

 Loans receivable                                   $ 4,369,032    4,077,146
 Mortgage-backed securities                           2,826,478    3,019,006
 Investment securities                                  191,483      323,107
 Other                                                  204,608      246,146
                                                    -----------  -----------
  Total interest income                               7,591,601    7,665,405
                                                    -----------  -----------
Interest expense:
 Passbook accounts                                      428,816      434,527
 NOW accounts                                           431,259      395,654
 Certificates of deposit                              2,023,789    2,110,278
 Advances from Federal Home Loan Bank                   267,411       34,413
 Note payable and other                                  56,404       61,312
                                                    -----------  -----------
  Total interest expense                              3,207,679    3,036,184
                                                    -----------  -----------
  Net interest income                                 4,383,922    4,629,221

Provision for loan losses                                17,615       20,000
                                                    -----------  -----------
  Net interest income after provision for loan
   losses                                             4,366,307    4,609,221

Non-interest income:
 Insurance commission income                            575,610      624,238
 Customer service charges                               228,837      216,050
 Other                                                   24,805       32,093
                                                    -----------  -----------
  Total non-interest income                             829,252      872,381

Non-interest expense:
 Compensation and benefits                            1,839,472    2,155,606
 Occupancy and equipment                                408,723      378,490
 Deposit insurance premiums                              65,188       71,917
 Data processing services                               122,957      107,082
 Other                                                  686,016      622,386
                                                    -----------  -----------
  Total non-interest expense                          3,122,356    3,335,481
                                                    -----------  -----------
  Income before income taxes                          2,073,203    2,146,121

Income taxes                                            808,074      901,523
                                                    -----------  -----------
  Net income                                        $ 1,265,129    1,244,598
                                                    ===========  ===========
Basic earnings per share                            $       .70          .56
                                                    ===========  ===========
Diluted earnings per share                          $       .70          .56
                                                    ===========  ===========

See accompanying notes to consolidated financial statements.


                                         EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                             Years Ended December 31, 1999 and 1998

                                                                                     Accumu-
                                     Unearned                                        lated
                                       ESOP                                          other        Total
                          Additional  and MRDP      MRDP                 Treasury    compre-      stock-
                Common     paid-in    compen-       shares    Retained   shares      hensive     holders'
                stock      capital    sation       acquired   earnings   acquired    income      equity
                ------    ---------- ----------   ---------  ----------  --------    --------   ----------
Balances at
 December 31,
 1997          $25,921   25,208,225 (1,935,430)  (801,875)  16,815,367         --   1,286,180 40,598,388
Repurchase of
 53,684 common
 shares for MRDP    --          --          --   (926,976)          --          --         --   (926,976)
Repurchase of
 369,698 shares
 of common stock    --          --          --         --           --  (5,310,819)        -- (5,310,819)
ESOP shares
 committed to
 be released        --      73,371     138,240         --           --          --         --    211,611
Grant of 77,763
 MRDP shares        --      (3,826) (1,292,810) 1,296,636           --          --         --         --
MRDP shares
 vested             --          --     588,946         --           --          --         --    588,946
Comprehensive income:
 Net income         --          --          --         --    1,244,598          --         --  1,244,598
 Increase in
  unrealized
  gain on
  securities        --          --          --         --           --          --    627,706    627,706
  Comprehensive                                                                               ----------
   income, net      --          --          --         --           --          --         --  1,872,304
Cash dividends
 declared
 ($.32 per
 share)             --          --          --         --     (732,330)         --         --   (732,330)
               -------  ----------  ----------   --------   ----------  ----------   ------   ----------
Balances at
 December 31,
 1998           25,921  25,277,770  (2,501,054)  (432,215)  17,327,635  (5,310,819) 1,913,886 36,301,124
Repurchase of
 221,132 shares
 of common stock    --          --          --         --           --  (3,128,643)      --   (3,128,643)
ESOP shares
 committed to
 be released        --      26,545     138,240         --           --          --       --      164,785
Award of 7,776
 MRDP shares        --     (38,744)    (91,460)   130,204           --          --       --           --
MRDP shares
 vested             --      (5,163)    189,651         --           --          --       --      184,488
Comprehensive
 income:
 Net income         --          --          --         --    1,265,129          --       --    1,265,129
 Decrease in
  unrealized
  gain on
  securities        --          --          --         --           --            (1,280,993) (1,280,993)
                                                                                              ----------
  Comprehensive
   loss, net                                                                                     (15,864)
Cash dividends
 declared ($.40
 per share)         --          --          --         --     (750,673)         --       --     (750,673)
               -------  ----------  ----------   --------   ----------  ----------   ------   ----------
Balances at
 December 31,
 1999          $25,921  25,260,408  (2,264,623)  (302,011)  17,842,091  (8,439,462)  632,893  32,755,217
               =======  ==========  ==========   ========   ==========  ==========   =======  ==========

See accompanying notes to consolidated financial statements.

                                                        19

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                   Years Ended December 31,
                                                  --------------------------
                                                       1999           1998
                                                  ------------  ------------
Cash flows from operating activities:
 Net income                                         $ 1,265,129    1,244,598
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                             17,615       20,000
   Depreciation                                         233,496      188,918
   Loss on retirement of premises and equipment, net      2,435        9,100
   Amortization of premiums and discounts on loans
    and mortgage-backed securities, net                 (39,697)    (141,612)
   Stock dividends reinvested in Federal Home Loan
    Bank stock                                         (102,900)     (99,500)
   ESOP shares committed to be released                 155,067      211,611
   MRDP compensation expense                            184,488      588,946
   Decrease (increase) in accrued interest receivable   (98,241)      74,351
   Decrease in prepaid expenses and other assets          6,002      108,705
   Decrease in accrued expenses and other liabilities   (14,467)    (160,102)
   Increase (decrease) in income taxes                   10,830     (110,142)
   Increase (decrease) in deferred income taxes          23,116       (7,488)
                                                    -----------  -----------
     Net cash provided by operating activities        1,642,873    1,927,385
                                                    -----------  -----------
Cash flows from investing activities:
 Net increase in loans receivable                   (10,087,684)  (3,805,089)
 Purchases of mortgage-backed securities
  available-for                                     (15,600,940) (21,835,449)
 Purchases of investment securities available-
  for-sale                                           (1,000,000)    (510,528)
 Proceeds from maturities or called investment
  securities:
  Available-for-sale                                         --    4,500,000
  Held-to-maturity                                           --    1,500,000
 Principal payments on mortgage-backed securities:
  Held-to-maturity                                    4,077,391    8,556,313
  Available-for-sale                                 13,329,884   15,647,800
 Purchases of premises and equipment                   (955,454)    (287,587)
                                                    -----------  -----------
     Net cash provided by (used in) investing
      activities                                    (10,236,803)   3,765,460
                                                    -----------  -----------
Cash flows from financing activities:
 Net change in deposits                               4,940,501     (446,495)
 Proceeds from advances from Federal Home Loan Bank   6,000,000    5,250,000
 Repayment of advances from Federal Home Loan Bank   (2,000,000)  (1,250,000)
 Net increase in other borrowed funds                   800,000           --
 Payments on note payable                               (55,596)     (50,693)
 Net increase (decrease) in advances from
  borrowers for taxes and insurance                      (3,055)      24,234
 Payments of dividends                                 (740,955)    (732,330)
 Purchase of stock for MRDP                                  --     (926,976)
 Purchase of treasury stock                          (3,128,643)  (5,310,819)
                                                    -----------  -----------
     Net cash provided by (used in) financing
      activities                                      5,812,252   (3,443,079)
                                                    -----------  -----------
Net increase (decrease) in cash and cash
 equivalents                                         (2,781,678)   2,249,766
Cash and cash equivalents, beginning of year          5,153,797    2,904,031
                                                    -----------  -----------
Cash and cash equivalents, end of year              $ 2,372,119    5,153,797
                                                    ===========  ===========
Cash paid during the year for:
 Interest                                            $3,198,000   3,043,000
 Income taxes                                           774,000   1,022,000
                                                    ===========  ===========
Non-cash operating and financing activity:
 Payment of dividends on allocated ESOP shares      $     9,718          --
                                                    ===========  ===========

See accompanying notes to consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                       December 31, 1999 and 1998

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

Empire provides services to customers in south central Montana through a main office and two branches in three separate communities. Empire offers a variety of deposit products to its customers while concentrating its lending activities on real estate loans. These real estate lending activities focus primarily on the origination of loans secured by one- to four-family residential real estate but also include the origination of multi-family, commercial real estate, home equity and commercial loans. Empire is subject to competition from other financial service providers and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

   (c)    Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash, daily interest demand deposits, amounts due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents.

                                       21                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

   (d) Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities available-for-sale include securities that management intends to use as part of its overall asset/ liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders' equity. Investment securities and mortgage-backed securities, other than those designated as available-for-sale or trading, are comprised of debt securities for which the Company has the positive intent and ability to hold to maturity and are carried at cost. Management determines the appropriate classification of investment and mortgage-backed securities as either available-for-sale or held-to-maturity at the purchase date.

Declines in the fair value of securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value reduced to fair value.

The carrying value of debt securities is adjusted for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities. The cost of investments sold is determined by specific identification.

   (e)    Loans Receivable

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

Accrued interest on loans that are contractually past due ninety days or more is generally charged off against income. Interest is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is reasonably assured, in which case the loan is returned to accrual status.

                                       22                         (Continued)

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

The Company's existing policies for evaluating the adequacy of the allowance for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired. At December 31, 1999 and 1998, impaired loans were not material.

   (f)    Loan Origination Fees and Related Costs

Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as interest income using the level-yield method over the contractual life of the loans, adjusted for prepayments.

   (g)    Stock in Federal Home Loan Bank

Member institutions of the Federal Home Loan Bank (FHLB) System are required to hold common stock of its district FHLB according to predetermined formulas.

   (h)    Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of 40 years for the buildings, 7 to 15 years for improvements and 3 to 15 years for furniture, fixtures and equipment.

   (i)    Income Taxes

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

                                       23                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

   (j)    Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period less unvested Management Recognition and Development Plan (MRDP) shares and unallocated Employee Stock Ownership Plan
(ESOP) shares.

Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

   (k)    Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. No long-lived assets were identified as impaired as of December 31, 1999 and 1998.

   (l)    Stock-Based Compensation to Employees

Compensation cost for stock-based compensation to employees is measured at the grant date using the intrinsic value method. Under the intrinsic value method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to ultimately acquire the stock and is recognized over any related service period.

   (m)    Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities. There were no reclassification adjustments to other comprehensive income during the years ended December 31, 1999 and 1998. Unrealized gains and losses reported as other comprehensive income during the years ended December 31, 1999 and 1998, net of related income taxes, were $(1,280,993) and $627,706, respectively.

                                       24                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

   (n)    Derivative Instruments

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management of the Company is currently assessing the effect, if any, on its financial statements of implementing SFAS No. 133. The Company will be required to adopt the standard on January 1, 2001.

(2)   Investment and Mortgage-Backed Securities Available-For-Sale

The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:
                                                   1999
                           ---------------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized    fair
                                cost        gains        losses      value
                           ------------  ----------   ----------  -----------
United States Government
 and agency obligations    $  2,489,495          --      (35,005)   2,454,490
FHLMC common stock               55,291   2,203,709           --    2,259,000
Mutual funds                    360,528          --       (4,843)     355,685
                           ------------  ----------   ----------  -----------
                              2,905,314   2,203,709      (39,848)   5,069,175
Mortgage-backed securities:
  GNMA certificates           4,759,829          --     (157,937)   4,601,892
  FHLMC certificates          2,130,286          --      (19,684)   2,110,602
  FNMA certificates          14,714,995      10,807     (433,063)  14,292,739
  REMIC certificates         15,542,198      18,454     (544,909)  15,015,743
                           ------------  ----------   ----------  -----------
                             37,147,308      29,261   (1,155,593)  36,020,976
                           ------------  ----------   ----------  -----------
                           $ 40,052,622   2,232,970   (1,195,441)  41,090,151
                           ============  ==========   ==========  ===========

                                       25                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

                                                   1998
                           ---------------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized    fair
                                cost        gains        losses      value
                           ------------  ----------   ----------  -----------
United States Government
 and agency obligations    $  2,489,495          --      (35,005)   2,454,490

United States Government
 and agency obligations    $  1,489,495      46,005           --    1,535,500
FHLMC common stock               55,291   3,037,709           --    3,093,000
Mutual funds                    360,528       8,420       (2,248)     366,700
                           ------------  ----------   ----------  -----------
                              1,905,314   3,092,134       (2,248)   4,995,200
Mortgage-backed securities:
  GNMA certificates           5,442,915      10,971      (45,063)   5,408,823
  FHLMC certificates          4,200,511      17,988         (871)   4,217,628
  FNMA certificates          11,996,799      94,864      (25,448)  12,066,215
  REMIC certificates         13,182,753      49,605      (54,415)  13,177,943
                           ------------  ----------   ----------  -----------
                             34,822,978     173,428     (125,797)  34,870,609
                           ------------  ----------   ----------  -----------
                           $ 36,728,292   3,265,562     (128,045)  39,865,809
                           ============  ==========   ==========  ===========


The REMICs consist of fifteen certificates which are backed by the FNMA or the FHLMC.

Maturities of securities available-for-sale at December 31, 1999 are shown below. Contractual maturities of securities do not reflect repricing opportunities present in many adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayments of principal.

                                                              Estimated fair
                                           Amortized cost          value
                                           --------------     --------------
Due after one year through five years      $    1,000,000            986,690
Due after five years through ten years          1,489,495          1,467,800
                                           --------------     --------------
                                                2,489,495          2,454,490
Equity securities                                 415,819          2,614,685
Mortgage-backed securities                     37,147,308         36,020,976
                                           --------------     --------------
                                           $   40,052,622         41,090,151
                                           ==============     ==============

There were no sales of investment securities available-for-sale during the years ended December 31, 1999 and 1998.

The Company has not entered into any interest rate swaps, options or future contracts. All of the U.S. Government and agency obligations at December 31, 1999 have call features.

                                       26                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(3)   Mortgage-Backed Securities Held-to-Maturity

The amortized cost, unrealized gains and losses, and estimated fair values of mortgage-backed securities held-to-maturity at December 31 are summarized as follows:

                                                   1999
                           ---------------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized    fair
                                cost        gains        losses      value
                           ------------  ----------   ----------  -----------
Mortgage-backed securities:
  GNMA certificates        $  1,033,484      19,932       (4,676)   1,048,740
  FHLMC certificates          1,332,603      13,195      (18,179)   1,327,619
  FNMA certificates           2,993,652      10,785      (20,371)   2,984,066
  REMIC certificates          1,046,728         435      (39,990)   1,007,173
                           ------------  ----------   ----------  -----------
                           $  6,406,467      44,347      (83,216)   6,367,598
                           ============  ==========   ==========  ===========

                                                   1998
                           ---------------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized    fair
                                cost        gains        losses      value
                           ------------  ----------   ----------  -----------
Mortgage-backed securities:
  GNMA certificates        $  1,453,319      30,398       (3,163)   1,480,554
  FHLMC certificates          3,193,461      53,795      (16,129)   3,231,127
  FNMA certificates           4,480,501      59,531       (5,912)   4,534,120
  REMIC certificates          1,370,712          --      (33,538)   1,337,174
                           ------------  ----------   ----------  -----------
                           $ 10,497,993     143,724      (58,742)  10,582,975
                           ============  ==========   ==========  ===========

The REMICs consist of two certificates which are backed by the FNMA and the FHLMC.

There were no sales of investment securities held-to-maturity during the years ended December 31, 1999 and 1998.

                                       27                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(4)   Loans Receivable, Net

Loans receivable, net at December 31 are summarized as follows:

                                                  1999           1998
                                             -------------   ------------
First mortgage loans:
  One to four family                         $  41,723,724     39,941,492
  Multi-family                                   5,307,547      4,730,581
  Commercial real estate                         7,108,194      2,226,834
Construction loans                               2,409,000        265,000
Commercial non-mortgage                          1,789,117             --
Loans to depositors, secured by savings            486,192        473,940
Other consumer loans                             2,545,692      2,595,351
                                             -------------   ------------
                                                61,369,466     50,233,198
Less:
  Unearned discounts                                (1,664)        (2,222)
  Undisbursed portion of mortgage loans         (1,223,918)      (207,939)
  Allowance for loan losses                       (226,215)      (220,000)
  Net deferred loan origination fees              (347,886)      (303,881)
                                             -------------   ------------
                                             $  59,569,783     49,499,156
                                             =============   ============

Loans receivable include approximately $5,500,000 and $3,000,000 in adjustable rate loans at December 31, 1999 and 1998, respectively.

Real estate loans serviced for others totaled approximately $0 and $33,000 at December 31, 1999 and 1998, respectively.

A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

                                                  1999           1998
                                             -------------   ------------

Balance at beginning of year                 $     220,000        200,000
Provision charged to expense                        17,615         20,000
Losses charged against the allowance               (11,400)            --
                                             -------------   ------------
Balance at end of year                       $     226,215        220,000
                                             =============   ============

(5)   Accrued Interest Receivable

Accrued interest receivable at December 31 is summarized as follows:

                                                  1999           1998
                                             -------------   ------------

Loans receivable                             $     301,738        246,725
Mortgage-backed securities                          88,526         84,438
Investment securities and interest-
 bearing deposits                                   61,122         21,982
                                             -------------   ------------
                                             $     451,386        353,145
                                             =============   ============

                                       28                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(6)   Premises and Equipment

Premises and equipment at December 31 is summarized as follows:

                                                  1999           1998
                                             -------------   ------------

Buildings and improvements                   $   1,690,455      1,674,200
Land                                               529,165        529,165
Furniture, fixtures and equipment                1,244,873      1,157,569
Construction in progress                           779,899             --
                                             -------------   ------------
                                                 4,244,392      3,360,934
Accumulated depreciation                        (1,384,062)    (1,220,127)
                                             -------------   ------------
                                             $   2,860,330      2,140,807
                                             =============   ============

Included in construction in progress at December 31, 1999 is $700,000 related to the purchase of a building and land for a new branch in Billings, Montana, $26,050 of remodeling costs for the new branch and $53,849 of costs to remodel the Livingston office branch. At December 31, 1999, the Company had entered into various construction contracts related to the remodeling projects. The major contracts aggregated approximately $471,000 and $107,000 for the Livingston and Billings branches, respectively, and are expected to be completed by April 2000.

(7)   Deposits

Deposits at December 31 are summarized as follows:

                                   Weighted
                               average rate at
                              December 31, 1999      Amount        Percent        Amount         Percent
                              -----------------  ------------      -------     ------------      -------
Passbook accounts                    3.00%       $ 13,915,458        19.5%     $ 13,928,934        21.0%
NOW accounts                         2.72%         18,202,040        25.5        14,757,910        22.2
32,117,498
45.0
28,686,844
43.2
Certificates of deposit:         3.01 to 4.00%            633          --               613          --
                                 4.01 to 5.00%     19,061,378        26.7         7,015,207        10.6
                                 5.01 to 6.00%     17,785,868        24.9        27,731,893        41.8
                                 6.01 to 7.00%      1,543,421         2.2         1,600,384         2.4
                                 7.01 to 8.00%        844,300         1.2         1,377,656         2.0
  Total certificates of
   deposit                           5.49%         39,235,600        55.0        37,725,753        56.8
                                                 ------------       -----      ------------       -----
                                     4.30%       $ 71,353,098       100.0%     $ 66,412,597       100.0%
                                                 ============       =====      ============       =====

                                                        29                                   (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Certificates of deposit at December 31, 1999 are scheduled to mature as follows:

  Year ending December 31:
       2000                                          $  27,861,091
       2001                                              8,449,631
       2002                                              1,424,696
       2003                                                734,389
       2004                                                247,571
       2005 and thereafter                                 518,222
                                                     -------------
                                                     $  39,235,600
                                                     =============

Certificates of deposit of $100,000 or greater were approximately $5,037,000 and $2,845,000 at December 31, 1999 and 1998, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

Accrued interest payable on deposits (included in accrued expenses and other liabilities) was approximately $103,000 and $93,000 at December 31, 1999 and 1998, respectively.

(8)   Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank at December 31 are summarized as follows:

                                                  1999           1998
                                             -------------   ------------
4.72% to 5.80% fixed rate advances,
 interest payable monthly                    $   4,000,000      4,000,000
Variable rate advances (6.48% to 6.53%
 at December 31, 1999), interest payable
 monthly                                         4,000,000             --
                                             -------------   ------------
                                             $   8,000,000      4,000,000
                                             =============   ============

Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 1999 are as follows:

  Year ending December 31:
       2000                                          $   4,000,000
       2001                                              2,000,000
       2002                                                    --
       2003                                                500,000
       2004                                                    --
       Thereafter                                        1,500,000
                                                     -------------
                                                     $   8,000,000
                                                     =============

The weighted average interest rate on these advances was 5.77% and 5.01% at December 31, 1999 and 1998, respectively.

                                       30                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

At December 31, 1999, Empire had a Cash Management Advance (CMA) note with a maximum allowable advance of $5,457,500 maturing on March 22, 2000. There was an outstanding balance of $800,000 and $0 as of December 31, 1999 and 1998, respectively.

The advances from FHLB and the CMA note are collateralized by investments with an amortized cost of approximately $45,554,000 and a market value of approximately $44,350,000 at December 31, 1999.

(9)   Note Payable

During 1997, the Company entered into an agreement with an officer of the Company and related individuals to purchase the Livingston, Montana main office building. The purchase was financed with a long-term note. The note is being paid in quarterly payments of $28,000 including interest at 9%. The note is secured by the building.

(10)  Income Taxes

Income tax expense (benefit) for the years ended December 31 is summarized as follows:
                                   Federal         State            Total
                                 ----------      ---------        ---------
1999:
  Current                        $  648,121        136,837          784,958
  Deferred                           19,058          4,058           23,116
                                 ----------      ---------        ---------
                                 $  667,179        140,895          808,074
                                 ==========      =========        =========
1998:
  Current                        $  752,572        156,439          909,011
  Deferred                           (6,174)        (1,314)          (7,488)
                                 ----------      ---------        ---------
                                 $  746,398        155,125          901,523
                                 ==========      =========        =========

Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                  1999           1998
                                             -------------   ------------

Computed "expected" tax expense              $     704,889        729,681
Increase (decrease) resulting from:
  State taxes, net of Federal income
   tax benefit                                      92,990        102,383
  Compensation expense on MRDP vested
   shares not deductible                                --         29,920
  Mark-to-market adjustment on ESOP
   shares committed to be released                   9,025         24,946
  Other                                              1,170         14,593
                                             -------------   ------------
                                             $     808,074        901,523
                                             =============   ============
                                       31                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                  1999           1998
                                             -------------   ------------
Deferred tax assets:
  Allowance for loan losses                  $      86,991         84,601
  Deferred loan origination fees                   134,419        117,712
  Deferred compensation accrual                     29,117         26,534
  Vested MRDP shares                                72,930         74,054
                                              -------------   ------------
    Gross deferred tax assets                      323,457        302,901
Deferred tax liabilities:                     -------------   ------------
  Federal Home Loan Bank stock dividends          (411,353)      (367,707)
  Premises and equipment, principally due
   to differences in depreciation                  (23,036)       (19,768)
  Prepaid deposit insurance premium                 (2,864)        (3,846)
  Unrealized gain on securities
   available-for-sale                             (404,636)    (1,223,631)
  Other, net                                        (1,944)        (4,204)
                                             -------------   ------------
      Gross deferred tax liabilities              (843,833)    (1,619,156)
                                             -------------   ------------
      Net deferred tax liability             $    (520,376)    (1,316,255)
                                             =============   ============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods in which the deferred tax assets are deductible, at December 31, 1999 and 1998, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Retained earnings at December 31, 1999 includes approximately $3,320,000 for which no provision for Federal income tax has been made. This amount represents the base year tax bad debt reserve at December 31, 1986. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this amount will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this Federal bad debt reserve into taxable income.

                                       32                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(11)  Employee Benefit Plans

Retirement Plan. The Company has a noncontributory multi-employer trustee defined benefit pension plan. Actuarially determined pension costs are funded as required by the trustee. Information related to the Company's portion of the actuarial present value of benefits is not available. Consulting actuaries to the plan have indicated the plan reached the ERISA full funding limitation during 1999 and 1998. Contributions to the plan were $0 and $2,158 for the years ended December 31, 1999 and 1998, respectively.

Savings Plan. During January 1999, the Company adopted a 401(k) savings plan. The Company allows eligible employees to contribute up to 15% of their monthly wages. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of total wages. Participants are at all times fully vested in their contributions and vest after five years in the Company's contributions. The Company's contributions were approximately $18,000 during the year ended December 31, 1999.

Employee Stock Ownership Plan (ESOP). In January 1997, an ESOP was established covering substantially all employees. The ESOP borrowed $2,073,680 from the Holding Company and used the funds to purchase 207,368 shares of the common stock of the Company. The loan is intended to be repaid by the ESOP over a period of 15 years principally from the Company's contributions to the ESOP and dividends on ESOP shares. The cost of the shares acquired by the ESOP is considered unearned compensation and, as such, is recorded as a reduction of the Company's stockholders' equity. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of their compensation in the year of allocation. Benefits will vest upon the completion of five years of service. Forfeitures are reallocated to remaining plan participants and may reduce the Company's contributions. Benefits may be payable upon retirement, death, disability, or separation from service.

Compensation expense is recorded equal to the fair value of shares held by the ESOP which are deemed committed to be released. Shares are committed to be released on a straight-line basis over 15 years, which is the basis for the annual allocation of ESOP shares to participants. For the years ended December 31, 1999 and 1998, ESOP principal and interest payments of approximately $293,000 and $300,000, respectively, were funded by Empire and Dime contributions of approximately $212,000 and $234,000, respectively, to the ESOP. The remainder of the ESOP payments were funded by dividends on ESOP shares. During each of the years ended December 31, 1999 and 1998, 13,824 and 13,825 shares, respectively, were committed to be released to participant accounts and 5,963 allocated shares were distributed from the ESOP during the year ended December 31, 1999. The fair value of the remaining shares to be released in future years was approximately $1,860,000 at December 31, 1999. Compensation expense relating to the ESOP shares was $155,067 and $211,611 for the years ended December 31, 1999 and 1998, respectively.

Employment Contracts. During 1997, the Company entered into a three-year employment contract with a senior officer. This contract was terminated January 1, 2000 in conjunction with the senior officer's retirement. In January 1999, the Company entered into a three-year employment agreement with the Company's new president and chief executive officer. In October 1999, the Company entered into three-year employment agreements with two new officers, effective January 1, 2000. These agreements provide severance up to three times average annual compensation following a change in control of the Company.

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

Changes in shares issuable under options granted for the years ended December 31, 1999 and 1998 are summarized as follows:

                                 Options outstanding     Options exercisable
                                ----------------------  ---------------------
                                             Weighted                Weighted
                                             average                 average
                                             exercise                exercise
                                  Shares      price       Shares     price
                                ---------    --------    --------    --------

Balance at December 31, 1997    $      --          --    $     --          --
Granted                           217,984      16.625          --          --
Canceled                           (1,500)     16.625          --          --
Became exercisable                     --          --      51,842      16.625
                                ---------    --------    --------    --------
Balance at December 31, 1998      216,484      16.625      51,842      16.625
Granted                            27,644      11.625          --          --
Canceled                           (6,000)     16.625          --          --
Became exercisable                     --          --      31,728      16.625
                                ---------    --------    --------    --------
Balance at December 31, 1999      238,128    $ 16.045      83,570    $ 16.625
                                =========    ========    ========    ========

The stock options outstanding at December 31, 1999 consist of the following:

   Number of       Weighted Average      Weighted Average        Options
   Shares           Exercise Price        Remaining Life       Exercisable
-----------        ----------------      -----------------     -----------
   210,484             $ 16.625               8.00 years          83,570
    27,644               11.625               9.56 years              --
-----------        ----------------                            -----------
   238,128             $ 16.045                                   83,570
==========         ================                            ===========

Based on the terms of options granted and using the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options, the Company's net income and net income per share for the years ended December 31, 1999 and 1998 would have been as follows:

                                                  1999           1998
                                             -------------   ------------
Net income:  As reported                     $   1,265,129      1,244,598
             Pro forma                           1,027,481      1,028,336
                                             =============   ============
Basic earnings per share:   As reported      $         .70            .56
                            Pro forma                  .57            .46
                                             =============   ============
Diluted earnings per share: As reported      $         .70            .56
                            Pro forma                  .57            .46
                                             =============   ============

                                       34                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

The pro forma per share weighted-average fair value of stock options granted during 1999 and 1998 was $3.36 and $5.92, respectively, determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: 1999 - expected dividend yield of 3.34%, risk-free interest rate of 4.40% to 5.42%, volatility ratio of .29, and expected life of 10 years; 1998 - expected dividend yield of 2.24%, risk-free interest rate of 5.02%, volatility ratio of .35, and expected life of 10 years.

Management Recognition and Development Plan (MRDP). During July 1997, the Company's stockholders approved the MRDP. The terms of the MRDP provide for the award of up to 103,684 of common shares to employees, officers and directors of the Company. The shares granted will vest over a five year period following the date of grant. During the years ending December 31, 1999 and 1998, the Company granted 7,776 and 77,763 shares, respectively, under this plan. Compensation expense, determined by the market value of the shares at the date of grant, of $184,488 and $193,919 was recognized during the years ended December 31, 1999 and 1998, respectively, for shares that vested. Additional compensation expense of $395,027 was recognized during the year ended December 31, 1998 related to 25,921 shares that vested immediately in September 1998 due to the death of one of the Company's officers.

(12)  Earnings Per Share

The following table sets forth the compilation of basic and diluted earnings per share for the years ended December 31:

                                                  1999           1998
                                             -------------   ------------
Average outstanding shares during the
 year on which basic earnings per share
 is calculated:                                  1,796,748      2,215,804
Add: Incremental shares under stock option
      plans
     Incremental shares related to MRDP              2,467            845
Average outstanding shares on which diluted  -------------   ------------
 earnings per share is calculated                1,796,748      2,219,116
Net income applicable to common              =============   ============
 stockholders                                $   1,265,129      1,244,598
Basic earnings per share                     =============   ============
                                             $         .70            .56
                                             =============   ============
Diluted earnings per share                   $         .70            .56
                                             =============   ============

(13)  Regulatory Capital

Empire is required to meet three capital requirements: a tangible capital requirement equal to not less than 1.5% of tangible assets (as defined in the regulations); a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors, equal to not less than 3.0% of tangible assets; and a risk-based capital requirement equal to at least 8.0% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. Empire's total risk-weighted assets at December 31, 1999 and 1998 were $53,718,000 and $44,035,000, respectively.

                                       35                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Empire's compliance with capital requirements at December 31, 1999 and 1998 follows (dollars in thousands):

                                             Minimum to
                                           be adequately
                                            capitalized
                                           under prompt     Minimum to be well
                                            corrective      capitalized under
                                              actions       prompt corrective
                             Actual          provision      actions provision
                       -----------------  ----------------  -----------------
                        Amount   Ratio     Amount   Ratio     Amount   Ratio
                       --------  ------    -------  -----    -------   -----
As of December 31, 1999:
  Total capital        $ 30,153   56.13%   $ 4,297   8.00%   $ 5,372   10.00%
  Tier 1 capital         28,962   53.91         --     --      3,223    6.00
  Tier 1 leverage        28,962   25.65      3,388   3.00      5,646    5.00
  Tangible capital       28,962   25.65      1,694   1.50         --      --
                       ========  ======    =======   ====    =======   =====

As of December 31, 1998:
  Total capital        $ 29,184   66.27%   $ 3,523   8.00%   $ 4,404   10.00%
  Tier 1 capital         27,619   62.72         --     --      2,642    6.00
  Tier 1 leverage        27,619   26.18      3,164   3.00      5,274    5.00
  Tangible capital       27,619   26.18      1,582   1.50         --      --
                       ========  ======    =======   ====    =======   =====

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

Consolidated stockholders' equity differs from Empire's tangible, core, and risk-based capital at December 31 as a result of the following (dollars rounded to thousands):

                                                  1999           1998
                                             -------------   ------------

Consolidated stockholders' equity            $  32,755,000     36,301,000
Holding Company net assets                      (2,722,000)    (6,351,000)
                                             -------------   ------------
  Empire capital                                30,033,000     29,950,000
Non-includable assets of Dime                     (438,000)      (417,000)
Unrealized gains on certain available-
 for-sale securities                              (633,000)    (1,914,000)
                                             -------------   ------------
  Tangible and core capital                     28,962,000     27,619,000
Unrealized gains on certain available-
 for-sale securities                               989,000      1,370,000
Allowance for loan losses                          226,000        220,000
Assets required to be deducted                     (24,000)       (25,000)
                                             -------------   ------------
  Risk-based capital                         $  30,153,000     29,184,000
                                             =============   ============
                                       36                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit at fixed rates at December 31, 1999 and 1998 of approximately $2,957,000 and $666,000, respectively and at variable rates at December 31, 1999 of approximately $2,835,000. These commitments generally contain a termination date of 30 days from date the commitment is approved.

(15)  Financial Instruments With Concentration of Credit Risk

At December 31, 1999, approximately $1,130,000 of the Company's loans receivable are secured by real property located outside of the Company's trade area consisting of three counties in south central Montana. Of this amount, approximately $780,000 are secured by properties located in southern California.

(16)  Fair Value of Financial Instruments

The Company is required to disclose the fair value for financial instruments, whether recognized or not recognized on the balance sheet. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.
                                       37                       (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Quoted market prices are used for fair value when available, but do not exist for some of the Company's financial instruments, primarily loans, time deposits, notes payable, FHLB advances and other borrowed funds. The fair value of these instruments has been derived from the OTS Net Portfolio Value Model (OTS Model). The OTS Model primarily employs the static discounted cash flow method which estimates the fair value of loans, time deposits, notes payable, FHLB advances and other borrowed funds by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the OTS Model makes assumptions about the size and timing of expected cash flows and appropriate discount rates. Different assumptions could materially change these instruments' estimated values.

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

   Financial Liabilities. The fair value of NOW and demand accounts and non-term savings deposits approximates book values as these deposits are payable on demand. The fair value of time deposits, notes payable, FHLB advances and other borrowed funds was obtained from the OTS Model. The fair value of accrued interest payable approximates book value as the Company expects payment in the short-term.

   Off-Balance Sheet. Commitments made to extend credit represent commitments for loan originations, the majority of which are contracted for immediate sale and therefore no fair value adjustment is necessary. These commitments are for loans with terms of less than one year and have interest rates which approximate prevailing market rates.

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

                                       38                         (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

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

The approximate book value and fair value of the Company's financial instruments as of December 31, are as follows:

                                        1999                     1998
                             ------------------------  -----------------------
                              Carrying         Fair     Carrying      Fair
                                Value         Value      Value        Value
                             -----------   ----------  ----------  -----------
Financial Assets:
 Cash and due from banks     $ 1,688,000    1,688,000   2,092,000   2,092,000
 Interest-bearing deposits       684,000      684,000   3,061,000   3,061,000
 Investment and mortgage-
  backed securities
  available-for-sale          41,090,000   41,090,000  39,866,000  39,866,000
 Investment and mortgage-
  backed securities held-
  to-maturity                  6,406,000    6,368,000  10,498,000  10,583,000
 Loans receivable, net        59,570,000   58,754,000  49,499,000  50,512,000
 Stock in Federal Home Loan
   Bank of Seattle             1,464,000    1,464,000   1,361,000   1,361,000
 Accrued interest receivable     451,000      451,000     353,000     353,000

Financial Liabilities:
 Deposits                     71,353,000   71,051,000  66,413,000  66,692,000
 FHLB advances, other
  borrowed funds and
  note payable                 9,392,000    9,247,000   4,647,000   4,844,000
 Accrued interest payable        103,000      103,000      93,000      93,000

(17)  Holding Company Information (Condensed)

The summarized financial information for Empire Federal Bancorp, Inc. is presented below.

Condensed Balance Sheets:
                                                      December 31,
                                             ----------------------------
                                                  1999           1998
                                             -------------   ------------
                   Assets
                   ------
Cash                                         $     107,098        224,576
Loan to Empire                                   2,600,000      6,050,000
Investment in Empire                            30,033,111     29,950,048
Income taxes receivable                             15,008         76,500
                                             -------------   ------------
   Total assets                              $  32,755,217     36,301,124
                                             =============   ============

                                       39                      (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Condensed Balance Sheets, continued:
                                                      December 31,
                                             ----------------------------
                                                  1999           1998
                                             -------------   ------------
            Stockholders' Equity
            --------------------
Stockholders' equity:
  Common stock                               $      25,921         25,921
  Additional paid-in capital                    25,260,408     25,277,770
  Unearned ESOP and MRDP compensation           (2,264,623)    (2,501,054)
  MRDP shares acquired                            (302,011)      (432,215)
  Retained earnings                             17,842,091     17,327,635
  Treasury stock                                (8,439,462)    (5,310,819)
  Accumulated other comprehensive income           632,893      1,913,886
                                             -------------   ------------
   Total stockholders' equity                $  32,755,217     36,301,124
                                             =============   ============

Condensed Statements of Income:

                                                Years Ended December 31,
                                             ----------------------------
                                                  1999           1998
                                             -------------   ------------

Interest income - loan to Empire             $     178,502        572,672
Interest income   loan to ESOP                     154,969        161,717
Compensation expense - ESOP shares                (155,067)      (211,611)
Compensation expense - MRDP shares                (184,488)      (588,946)
Operating expenses                                (138,093)      (140,439)
                                             -------------   ------------
  Loss before equity in undistributed
   earnings of subsidiary and income
   taxes                                          (144,177)      (206,607)
Equity in undistributed earnings of
 subsidiary                                      1,364,056      1,433,705
                                             -------------   ------------
  Income before income taxes                     1,219,879      1,227,098
Income tax benefit                                 (45,250)       (17,500)
                                             -------------   ------------
   Net income                                $   1,265,129      1,244,598
                                             =============   ============

                                       40                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows:
                                                Years Ended December 31,
                                             ----------------------------
                                                  1999           1998
                                             -------------   ------------

Cash flows from operating activities:
 Net income                                  $   1,265,129      1,244,598
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Equity in undistributed earnings of
    subsidiary                                  (1,364,056)    (1,433,705)
   (Increase) decrease in income taxes              61,492        (76,500)
   Decrease in other liabilities                        --        (55,790)
   ESOP compensation                               155,067        211,611
   MRDP compensation expense                       184,488        588,946
                                             -------------   ------------
     Net cash provided by operating activities     302,120        479,160
                                             -------------   ------------
Cash flows from investing activities -
 principal payments from loan to Empire          3,450,000      6,450,000
                                             -------------   ------------
Cash flows from financing activities:
 Cash dividends paid                              (740,955)      (732,330)
 Purchase of stock for MRDP                             --       (926,976)
 Purchase of treasury stock                     (3,128,643)    (5,310,819)
                                             -------------   ------------
     Net cash used in financing activities      (3,869,598)    (6,970,125)
                                             -------------   ------------
Net decrease in cash                              (117,478)       (40,965)
Cash at beginning of year                          224,576        265,541
                                             -------------   ------------
Cash at end of year                          $     107,098        224,576
                                             =============   ============

(18)  Operating Segment Information

As of December 31, 1998, the Company adopted SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on its two primary lines of business, commercial banking and insurance, and thus the operating segments are so defined. The operating segment defined as "other" includes the Holding Company and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company described in note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operating.

                                       41                        (Continued)

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

The following is a summary of selected operating segment information for the years ended December 31, 1999 and 1998:

                              Empire        Dime       Other     Consolidated
                           ------------   ---------  ----------  ------------
1999:
 Net interest income       $  4,195,089      10,331     178,502     4,383,922
 Non-interest income            268,594     581,602     (20,944)      829,252
                           ------------   ---------  ----------   -----------
   Total income               4,463,683     591,933     157,558     5,213,174
 Provision for loan losses       17,615          --          --        17,615
 Other noninterest expense    2,234,112     565,497     322,747     3,122,356
                           ------------   ---------  ----------   -----------
   Income before income
    taxes                     2,211,956      26,436    (165,189)    2,073,203
 Income taxes                   847,900       5,424     (45,250)      808,074
                           ------------   ---------  ----------   -----------
   Net income              $  1,364,056      21,012    (119,939)    1,265,129
                           ============   =========  ==========   ===========

 Assets                    $114,580,042     527,458    (580,732)  114,526,768
 Net loans                   59,569,783          --          --    59,569,783
 Deposits                    71,618,076          --    (264,978)   71,353,098
 Stockholders' equity        30,033,111     437,860   2,284,246    32,755,217
                           ============   =========  ==========   ===========

1998:
 Net interest income       $  4,047,706       8,816     572,699     4,629,221
 Non-interest income            297,251     626,905    (51,775)       872,381
                           ------------   ---------  ----------   -----------
   Total income               4,344,957     635,721    520,924      5,501,602
 Provision for loan losses       20,000          --         --         20,000
 Other noninterest expense    1,988,752     567,423    779,306      3,335,481
                           ------------   ---------  ----------   -----------
   Income before income
    taxes                     2,336,205      68,298   (258,382)     2,146,121
 Income taxes                   902,500      16,523    (17,500)       901,523
                           ------------   ---------  ----------   -----------
   Net income              $  1,433,705      51,775    (240,882)    1,244,598
                           ============   =========  ==========   ===========

 Assets                    $109,078,058     518,608    (395,495)  109,201,171
 Net loans                   49,499,156          --          --    49,499,156
 Deposits                    66,692,322          --    (279,725)   66,412,597
 Stockholders' equity        29,950,048     416,848   5,934,228    36,301,124
                           ============   =========  ==========   ===========

                         COMMON STOCK INFORMATION

     The common stock of the Corporation is traded in the over-the counter market as reported on the Nasdaq National Market under the symbol "EFBC." As of March 17, 2000, there were approximately 375 stockholders of record. The Corporation estimates that, as of March 20, 2000, there were approximately 739 beneficial owners holding stock in nominee or "street" name.

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

     The stock prices shown below reflect the initial public offering ("IPO") price and the high and low prices by quarter from January 23, 1997, the date the Corporation's common stock began trading on the Nasdaq National Market, through the quarter ended December 31, 1999.


                                          Market Price              Cash
                                          ------------         Dividends Paid
                                         High       Low           Per Share
                                         ----       ----          ---------

 IPO.................................   $10.00     $   --           $  --

 March 31, 1997......................    13.25      12.75              --
 April 1, 1997 - June 30, 1997.......    14.75      12.75            .075
 July 1, 1997 - September 30, 1997...    17.75      14.33            .075
 October 1, 1997 - December 31, 1997.    18.25      15.38            .075
 January 1, 1998 - March 31, 1998....    18.00      16.63            .075
 April 1, 1998 - June 30, 1998.......    17.63      14.75            .080
 July 1, 1998 - September 30, 1998...    15.88      12.50            .080
 October 1, 1998 - December 31, 1998.    14.88      10.50            .085
 January 1, 1999 - March 31, 1999....    14.88      11.63            .100
 April 1, 1999 - June 30, 1999.......    12.38      11.06            .100
 July 1, 1999 - September 30, 1999...    11.88      11.16            .100
 October 1, 1999 - December 31, 1999.    11.75      10.75            .100

                            DIRECTORS  AND OFFICERS
                                     OF
        EMPIRE FEDERAL BANCORP, INC. AND EMPIRE FEDERAL SAVINGS BANK



Directors:

William H. Ruegamer                       Edwin H. Doig
 President and Chief Executive Officer     Retired Registered Pharmacist
 of the Corporation and the Savings Bank   Former owner and manager of
                                           Livingston Drug
Beverly D. Harris
 Vice Chairman  of the Corporation        Sanroe J. Kaisler Jr.
 and the Savings Bank, President           Retired insurance broker and former
 of Dime Service Corporation, the          partner and majority stockholder of
 Savings Bank's wholly-owned               Waite & Company, an insurance
 subsidiary                                company

Walter J. Peterson, Jr.                    Walter R. Sales
 Chairman of the Board of the               Retired rancher and former Montana
Corporation, Vice President of              Legislator
Dime Service Corporation

John R. Boe                                Burton "Tony" Wastcoat
 Retired teacher and vice principal         Owner/ Broker
 of local junior high school in             Coldwell Banker - RCI Realty
 Big Timber, and member
 of Board of Directors of Pioneer
 Medical Center


Officers:

William H. Ruegamer                        Linda M. Alkire
 President and Chief Executive              Chief Financial Officer and
 Officer of the Corporation and the         Treasurer of the Corporation and
 Savings Bank                               the Savings Bank

Ann Worthington
 Secretary of the Corporation
 and the Savings Bank

                             CORPORATE INFORMATION

Corporate Headquarters                       Transfer Agent

123 South Main Street                        Registrar and Transfer Co.
Livingston, Montana                          Cranford, New Jersey

Independent Auditors                         Common Stock

KPMG LLP                                     Traded Over-the-Counter/
Billings, Montana                            National Market System
                                             Nasdaq Symbol: EFBC
General Counsel
                                             10-KSB Information

Huppert and Swindlehurst, P.C.
Livingston, Montana                          A copy of the Form 10-KSB will be
                                             furnished without charge to
                                             stockholders of record upon
                                             written request to the Secretary,
Special Securities Counsel                   Empire Federal Bancorp, Inc., 123
                                             South Main Street, Livingston,
                                             Montana 59047.
Breyer & Associates P.C.
Washington, DC

                          ---------------------------

Annual Meeting

    The Annual Meeting of Stockholders will be held on Tuesday, May 23, 2000, at 12:30 p.m., Mountain Daylight Time, at the Corporation's main office located at 123 South Main Street, Livingston, Montana.

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

---------------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in Item 7 of this Report.
(b) The Dime Service Corporation is the wholly owned subsidiary of Empire Federal Savings Bank.

                                  Exhibit 23

                       Independent Accountants' Consent

KPMG

      P.O. Box 7108
      Billings, MT 59103


                          Independent Accountants' Consent
                          --------------------------------

The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.

We consent to incorporation by reference in the registration statement (No. 333-48511) on Form S-8 of Empire Federal Bancorp, Inc., of our report dated February 18, 2000 relating to the consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended, which report appears in the December 31, 1999 annual report on Form 10-KSB of Empire Federal Bancorp, Inc.


                              /S/ KPMG LLP

Billings, Montana
March 27, 2000