Form 10QSB
period 2000-03-31
EMPIRE FEDERAL BANCORP INC
filed 2000-05-15
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

                                     OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT

           For the transition period from           to
                                          ---------    ---------

                        Commission File No. 0-28934


                         Empire Federal Bancorp, Inc.
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                 81-0512374
---------------------------------              -------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


               123 South Main Street, Livingston, Montana  59047
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

           Class:   Common Stock, par value $.01 per share
                    Outstanding at April 30, 2000: 1,805,170

Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                ---     ---

                        EMPIRE FEDERAL BANCORP, INC.

                            INDEX TO FORM 10-QSB


                                                                       Page
PART I    FINANCIAL INFORMATION                                        ----
          ---------------------

Item 1.   Condensed Financial Statements

             Consolidated Balance Sheets at March 31, 2000
             (unaudited) and December 31, 1999 (unaudited)..........     1

             Consolidated Statements of Income for the Three Months
             Ended March 31, 2000 and 1999 (unaudited)..............     2

             Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2000 and 1999 (unaudited).......     3

             Notes to Unaudited Interim Consolidated Financial
             Statements.............................................     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     8


PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings.........................................    12

Item 2.   Changes in Securities.....................................    12

Item 3.   Defaults upon Senior Securities...........................    12

Item 4.   Submission of Matters to a Vote of Security Holders.......    12

tem 5.    Other Information.........................................    12

Item 6.   Exhibits and Reports on Form 8-K..........................    12


SIGNATURES..........................................................    13

Part I, Item 1 - Financial Statements
-------------------------------------

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
              March 31, 2000 and December 31, 1999 (unaudited)
                                                  March 31,      December 31,
                    Assets                            2000          1999
                    ------                     -------------    -------------
Cash and due from banks                        $   1,606,346    $   1,688,206
Interest-bearing deposits                            659,165          683,913
                                               -------------    -------------
  Cash and cash equivalents                        2,265,511        2,372,119

Investment and mortgage-backed
 securities available-for-sale                    35,885,058       41,090,151
Mortgage-backed securities held-to-maturity
 (estimated market value of $5,468,604 at
  March 31, 2000 and $6,367,598 at
  December 31, 1999)                               6,105,373        6,406,467
Loans receivable, net                             64,996,419       59,569,783
Stock in Federal Home Loan Bank of Seattle,
 at cost                                           1,487,100        1,463,500
Accrued interest receivable                          427,187          451,386
Premises and equipment, net                        3,418,536        2,860,330
Prepaid expenses and other assets                    243,216          313,032
                                               -------------    -------------
       Total assets                            $ 114,828,400    $ 114,526,768
                                               =============    =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities:
  Demand deposits                              $     791,382    $     864,132
  NOW accounts                                     9,873,776       10,512,251
  Money market                                     7,629,219        6,825,711
  Regular savings                                 12,269,296       13,915,404
  Certificate of deposit                          41,074,590       39,235,600
                                               -------------    -------------
    Total Deposits                             $  71,638,263    $  71,353,098

  Advances from Federal Home Loan Bank and
   other borrowed funds                           11,000,000        8,800,000
  Note payable                                       577,127          591,847
  Advances from borrowers for taxes and
   insurance                                         388,033          229,437
  Accrued expenses and other liabilities             829,716          797,169
                                               -------------    -------------
    Total liabilities                             84,433,139       81,771,551

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   250,000 shares authorized, none issued
   and outstanding
  Common stock, par value $.01 per share,
   4,000,000 shares authorized, 2,592,100
   issued                                             25,921           25,921
  Additional paid-in capital                      25,263,725       25,260,408
  Unearned ESOP and MRDP compensation             (2,180,490)      (2,264,623)
  MRDP shares acquired                              (302,011)        (302,011)
  Retained earnings, substantially restricted     17,976,485       17,842,091
  Accumulated other comprehensive income, net        381,299          632,893
  Treasury shares acquired, at cost, 786,930
   and 590,830 shares at March 31, 2000 and
   December 31, 1999                             (10,769,668)      (8,439,462)
                                               -------------    -------------
    Total stockholders' equity                    30,395,261       32,755,217
                                               -------------    -------------
    Total liabilities and stockholders' equity $ 114,828,400    $ 114,526,768
                                               =============    =============
See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

               Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     2000            1999
                                                     ----            ----
Interest income:
    Loans receivable                              $ 1,288,559    $   994,301
    Mortgage-backed securities                        699,739        721,943
    Investment securities                              46,849         37,583
    Other                                              35,979         66,270
                                                  -----------    -----------
        Total interest income                       2,071,126      1,820,097
                                                  -----------    -----------
Interest expense:
    Deposits                                          778,011        682,955
    Note payable and other                            152,933         65,192
                                                  -----------    -----------
        Total interest expense                        930,944        748,147
                                                  -----------    -----------
        Net interest income                         1,140,182      1,071,950

Provision for loan losses                              15,000             --
                                                  -----------    -----------
        Net interest income after provision
         for loan losses                            1,125,182      1,071,950

Non-interest income:
    Insurance commission income                       122,727        160,140
    Customer service charges                           90,058         73,491
    Gain on sale of investments, net                   49,314             --
    Other                                               8,858          9,059
                                                  -----------    -----------
         Total non-interest income                    270,957        242,690

Non-interest expense:
    Compensation and benefits                         530,709        439,745
    Occupancy and equipment                           112,030         88,459
    Deposit insurance premiums                         11,550         25,256
    Other                                             195,085        220,572
                                                  -----------    -----------
         Total non-interest expense                   849,374        774,032
                                                  -----------    -----------

         Income before income taxes                   546,765        540,608

Income taxes                                          212,000        213,265
                                                  -----------    -----------
         Net income                               $   334,765    $   327,343
                                                  ===========    ===========
Basic earnings per share                          $      0.19    $      0.17
                                                  ===========    ===========
Diluted earnings per share                        $      0.19    $      0.17
                                                  ===========    ===========
See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

             Consolidated Statements of Cash Flows (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     2000            1999
                                                     ----            ----
Cash flows from operating activities:
     Net income                                   $   334,765    $   327,343
     Adjustments to reconcile net income to
      net cash provided by operating activities:
          Provision for loan losses                    15,000             --
          Depreciation                                 57,573         51,541
          ESOP shares committed to be released         39,813         47,005
          MRDP shares vested                           47,637         43,092
          Gain on sale of investments and
           mortgage-backed securities                 (49,315)            --
          Stock Dividends reinvested in Federal
           Home Loan Bank                             (23,600)       (26,000)
          Decrease (increase) in accrued
           interest receivable                         24,199        (22,112)
          Decrease in prepaid expenses and
           other assets                                69,816         87,833
          Increase in accrued expenses and
           other liabilities                          193,402        107,286
                                                  -----------    -----------
               Net cash provided by operating
                activities                            709,290        615,988
                                                  -----------    -----------
Cash flows from investing activities:
     Net change in loans receivable                (5,441,636)    (1,193,854)
     Proceeds from sale of mortgage-backed
      securities available-for-sale                 1,737,870             --
     Principal payments on mortgage-backed
      securities held-to maturity                     301,094      1,251,550
     Proceeds from sales of securities
      available-for-sale                            1,593,817             --
     Principal payments on mortgage-backed
      securities available-for-sale                 1,510,272      3,351,899
     Purchases of mortgage-backed securities
      available-for-sale                                   --     (3,484,686)
     Purchases of premises and equipment             (615,779)       (42,649)
                                                  -----------    -----------
               Net cash used in investing
                activities                           (914,362)      (117,740)

Cash flows from financing activities:
     Net change in deposits                           285,165         (5,018)
     Repayment of note payable                        (14,720)       (13,632)
     Net change in advances from borrowers
      for taxes and insurance                         158,596        147,428
     Dividends paid                                  (200,371)      (202,885)
     Proceeds from advances from FHLB               2,200,000             --
     Purchase of treasury stock                    (2,330,206)    (3,128,643)
     Net cash provided by (used in)               -----------    -----------
      financing activities                             98,464     (3,202,750)
                                                  -----------    -----------
Net decrease in cash and cash equivalents            (106,608)    (2,704,502)

Cash and cash equivalents, beginning of period      2,372,119      5,153,797
                                                  -----------    -----------
Cash and cash equivalents, end of period          $ 2,265,511    $ 2,449,295
                                                  ===========    ===========

Cash paid during the period for:
      Interest                                    $ 1,107,589    $   730,853
      Income taxes                                     15,000         10,000
                                                  ===========    ===========

See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

           Notes to Unaudited Interim Consolidated Financial Statements
                                  March 31, 2000

Note 1   Basis of Presentation
         ---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 1999.

The accompanying consolidated financial statements include the accounts of Empire Federal Bancorp, Inc. (the Holding Company) and its wholly-owned subsidiary, Empire Bank (Empire or the Bank) (formerly Empire Federal Savings
Bank) and Dime Service Corporation (Dime), a wholly-owned subsidiary of Empire. The Holding Company, Empire and Dime are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three months ended March 31, 2000, and 1999 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2   Comprehensive Income
         --------------------

The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income for the noted periods:

                              Three Months Ended
                         Mar. 31, 2000     Mar. 31, 1999
                         -------------     -------------

                            $83,171          $50,167
                            =======          =======

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 3   Treasury Stock
         --------------

On January 25, 2000 the Board of Directors approved a program to repurchase up to 10% of its outstanding common stock during the year. During the three months ended March 31, 2000, the Company purchased 196,100 shares in the open market for $2,330,000 for an average price of $11.88 per share. At March 31, 2000 the Company had repurchased 786,930 shares for a total of $10,770,000 or an average price of $13.69. Book value per share at March 31, 2000 was $16.84.

Note 4   Earnings Per Share
         ------------------

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At March 31, 2000, there were 35,537 allocated shares and 3,456 committed to be released ESOP shares. There were 49,815 vested MRDP shares.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At March 31, 2000, except for a nominal number of shares, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:


                                              For the three months ended March 31
                        ---------------------------------------------------------------------------------
                                            2000                                        1999
                        --------------------------------------       ------------------------------------
                        Net Income      Shares       Per-Share       Net Income     Shares      Per-Share
                        (Numerator)   (Denominator)    Amount        (Numerator)  (Denominator)   Amount
                        -----------   -------------    ------        -----------  -------------   ------
Basic EPS

Net income available to
 common stockholders     $334,765       1,720,640      $0.19          $327,343     1,878,637      $0.17
                         ========                      =====          ========                    =====
Effect of Dilutive
 Securities
 Stock Options -
  granted                                      16                                         --
 Unvested MRDP shares                          --                                         --
                                        ---------                                  ---------
Diluted EPS

 Income available to
  common stockholders
  plus assumed
  conversion             $334,765       1,720,656      $0.19          $327,343     1,878,637      $0.17
                         ========       =========      =====          ========     =========      =====

                                                         5

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 5   Cash Dividend Declared
         ----------------------

On April 27, 2000, the Board of Directors declared a quarterly cash dividend of $.11 per common share to stockholders of record on May 12, 2000, payable on May 26, 2000.

Note 6   Capital Compliance
         ------------------

The following table presents Empire's compliance with its regulatory capital requirements of March 31, 2000 (dollars in thousands):

                                                              Percentage
                                                   Amount     of Assets
                                                   ------     ---------

            GAAP capital(1)                       $ 27,801      24.21%
                                                  ========      =====

            Tangible capital                      $ 26,990      23.74%
            Tangible capital requirement             1,706       1.50%
                                                  --------      -----
                Excess                            $ 25,284      22.24%
                                                  ========      =====

            Core capital                          $ 26,990      23.74%
            Core capital requirement                 3,411       3.00%
                                                  --------      -----
                Excess                            $ 23,579      20.74%
                                                  ========      =====

            Total risk-based capital(2)           $ 28,080      50.11%
            Total risk-based capital
             requirement(2)                          4,483       8.00%
                                                  --------      -----
                Excess                            $ 23,597      42.11%
                                                  ========      =====

                  (1) Empire's GAAP capital includes unrealized gains on
                      certain available-for-sale securities of $381,000 and $430,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
                  (2) Based on risk-weighted assets of $56,040,000.

Note 7   Operating Segment Information
         -----------------------------

As of December 31, 1998, the Company adopted SFAS No. 131, "Financial Reporting or Segments of a Business Enterprise." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on its two primary lines of business, commercial banking and insurance, and thus the operating segments are so defined. The operating segment defined as "other" includes the Holding Company and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operating.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information for the three months ended March 31, 2000 and 1999.

2000:                  Empire           Dime        Other       Consolidated
                       ------           ----        -----       ------------
Net interest
 income            $  1,077,305         3,530        59,347       1,140,182
Non-interest
 income                 157,702       128,873       (15,618)        270,957
                   ------------     ---------     ---------     -----------
   Total income       1,235,007       132,403        43,729       1,411,139

Provision for
 loan losses             15,000            --            --          15,000
Other non-interest
 expense                619,675       140,437        89,262         849,374
                   ------------     ---------     ---------     -----------
   Income before
    income taxes        600,332        (8,034)      (45,533)        546,765
Income Taxes            230,800            --       (18,800)        212,000
                   ------------     ---------     ---------     -----------
   Net Income      $    369,532        (8,034)      (26,733)        334,765
                   ============     =========     =========     ===========

Assets             $114,926,588       493,092      (591,280)    114,828,400
Net loans            64,996,419            --            --      64,996,419
Deposits             71,960,121            --      (321,858)     71,638,263
Stockholders'
 equity              27,801,049       429,826     2,164,386      30,395,261
                   ============     =========     =========     ===========

1999:
Net interest
 income            $    977,353         2,188        92,409       1,071,950
Non-interest
 income                 135,483       164,378       (57,171)        242,690
                   ------------     ---------     ---------     -----------
   Total income       1,112,836       166,566        35,238       1,314,640

Provision for
 loan losses                 --            --            --              --
Other non-interest
 expense                541,234       135,730        97,068         774,032
                   ------------     ---------     ---------     -----------
   Income before
    income taxes        571,602        30,836       (61,830)        540,608
Income taxes            220,500          (335)       (6,900)        213,265
                   ------------     ---------     ---------     -----------
   Net income      $    351,102        31,171       (54,930)        327,343
                   ============     =========     =========     ===========

Assets             $106,044,530       527,940      (503,608)    106,068,862
Net loans            50,693,010            --            --      50,693,010
Deposits             66,671,688            --      (264,109)     66,407,579
Stockholders'
 equity              30,023,975       448,019     2,637,866      33,109,860
                   ============     =========     =========     ===========

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part I, Item 2. -   Management's Discussion and Analysis of Financial
---------------------------------------------------------------------
                    Condition and Results of Operations
                    -----------------------------------

General

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.

Operating Strategy

The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. The Bank considers Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2000.
Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The portfolio also includes U. S. Government agency securities. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances will be used as a supplemental source of funds.

The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and FHLB advances. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income consists of service charges on checking and NOW accounts and other fees, insurance commissions and net gains or losses on the sale of investments. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

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

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
As evidenced by the new branch in Billings and an increase in commercial and business loans, the Bank's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. This new strategy may subject the Company to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision to loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Company will be successful in implementing this new business strategy or in managing growth.

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

Financial Condition
Consolidated assets increased by approximately $300,000, or .26%, from $114.5 million at December 31, 1999 to $114.8 million at March 31, 2000.

Investments and mortgage-backed securities available-for-sale decreased $5.2 million, or 12.7% from $41.1 million at December 31, 1999 to $35.9 million at March 31, 2000 as the result of sales amounting to $3,282,000 and maturities and payments of $1,510,000 and a decline in market value of $412,000. Net loans increased $5.4 million, or 9.1%, from $59.6 million at December 31, 1999 to $65.0 million at March 31, 2000.

Deposits increased from $71.4 million at December 31, 1999 to $71.6 million at March 31, 2000.

Premises and equipment increased by $558,000, or 19.5% from $2.9 million at December 31, 1999 to $3.4 million March 31, 2000 primarily as the result of the remodeling costs associated with the property in Billings, Montana for the new branch facility.

Stockholders' equity decreased from $32.8 million at December 31, 1999, to $30.4 million at March 31, 2000. The change is the result of net income of $335,000, the release of ESOP shares in the amount of $40,000 and an decrease of $252,000 related to the market value of securities available-for-sale. In addition, 2,982 shares of MRDP vested and unearned MRDP compensation was reduced by $48,000. Stockholders' equity was also decreased by the payments of $200,000 in dividends. During the three months ended March 31, 2000, the Company repurchased 196,100 shares of its common stock in the open market for an average price of $11.88 per share for a total of $2.3 million. There were 786,930 shares held in treasury at March 31, 2000, and 590,830 shares at December 31, 1999.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
Asset Quality
At March 31, 2000, the Bank had no nonaccrual loans. At March 31, 2000, the Bank had four loans delinquent over 30 days amounting to $35,000 of which one loan amounting to $9,000 was delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

Net Income. Net income increased by $7,000 to $335,000 for the three months ended March 31, 2000 as compared to the same period in 1999. While the net income is approximately the same for the two comparative periods, several components of net income changed and are discussed in the following narrative.

Net Interest Income. Net interest income increased $68,000, or 6.4%, from $1.1 million for the three months ended March 31, 1999 to $1.2 million for the same period in 2000. The interest rate spread increased from 2.76% for the three months ended March 31, 1999 to 2.87% for the comparable period in 2000.

Interest Income. Total interest income increased by $251,000, or 13.8% from $1.8 million for the three months ended March 31, 1999 to $2.1 million for the same period in 2000. The increase was primarily attributable to an increase in average interest earning assets of $7.1 million, or 6.8% from $104.4 million for the three months ended March 31, 1999 as compared to the comparable period in 2000. Average outstanding loans increased $13.2 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $6.1 million. The yield on interest earning assets for the three months ended March 31, 2000, was 7.4% as compared to 6.9% for the comparable period in 1999.

Interest Expense. Total interest expense was $931,000 for the three months ended March 31, 2000, as compared to $748,000 for the same period in 1999. Interest on deposits increased by $95,000, or 13.9%, and interest on notes payable and other debt increased by $88,000, or 134.6%.

Average deposits for the three months ended March 31, 2000 amounted to $71.2 million as compared to $66.3 million for the same period in 1999. In addition to the increase in average deposits, the cost of deposits increased from 4.1% for the three months ended March 31, 1999 to 4.4% for the same period in 2000 reflecting a general increase in interest rates in the Bank's markets.

Other interest expense of $153,000 for the three months ended March 31, 2000 includes $140,000 related to borrowings from the FHLB and $13,000 associated with the purchase of the main office building. Other interest expense for the comparable period in 1999 included $51,000 related to FHLB borrowing and $14,000 associated with the purchase of the main office building.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Provision for Loan Losses. The provision for loan losses was $15,000 for three months ended March 31, 2000 as compared to no provision for the same period in 1999. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was
 .37% at March 31, 2000, and .43% at March 31, 1999. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income. Non-interest income increased $28,000 for the three months ended March 31, 2000, as compared to the same period in 1999 primarily as the result of a $16,000 increase in customer service charges and other non-interest income, net gain on the sale of investments of $49,000, offset by a decrease in commissions from insurance companies of $37,000.

The net gain on sale of investments was the result of the sale of $3.2 million of mortgage-backed securities and bonds for a loss of $83,000 offset by the sale of 2,800 shares of FHLMC stock for a gain of $132,000. Most of the proceeds of these sales were used to fund the repurchase of treasury shares during the three months ended March 31, 2000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $123,000 and $160,000 were received for the three months ended March 31, 2000 and 1999, respectively. The decrease in commission income resulted primarily from decreases in premiums and commissions from key companies represented by Dime. Increased competition and possible future decreases in commissions will continue to impact Dime's financial results.

Non-Interest Expense. Total non-interest expense increased $75,000 or 9.7% for the three months ended March 31, 2000, compared to the same period in 1999. Included in this increase is a $91,000 increase in compensation expense which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings. Occupancy expense also increased from $88,000 for the three months ended March 31, 1999 to $112,000 primarily as the result of additional cost associated with the new branch facility. Depreciation expense associated with the new branch will increase occupancy expense beginning in April 2000.

Offsetting these increases are decreases in deposit insurance premiums and other non-interest expense amounting to $39,000.

Income Taxes.  Income taxes were approximately the same for the three months
ended March 31, 2000 and 1999.   The effective combined federal and state tax
rate was 38.78% and 39.40% for the three months ended March 31, 2000 and 1999, respectively.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings
          There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

Item 2.  Changes in Securities and Use of Proceeds
          None.

Item 3.  Defaults upon Senior Securities
          Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders
          None.

Item 5.  Other Information
          None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

       3.1   Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)

       3.2   Bylaws of Empire Federal Bancorp, Inc. (1)

      10.1   Employment Agreement with Kenneth P. Cochran

      10.2   Employment Agreement with William H. Ruegamer (4)

      10.3   Employee Stock Ownership Plan (1)

      10.4   Management Recognition and Development Plan (3)

      10.5   Stock Option Plan (3)

      10.6   Financial Institution's Thrift Plan (401(k))(4)

      21     Subsidiaries of the Registrant (5)

      27    Financial Data Schedule
---------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         (b) Report on Form 8-K
                 A Form 8-K was filed on April 11, 2000.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.



By   s/s William H. Ruegamer                  May 12, 2000
     ------------------------------------     ------------
     William H. Ruegamer                          Date
     President & Chief Executive Officer
     (Principal Executive Officer)



By   s/s Linda M. Alkire                      May 12, 2000
     ------------------------------------     ------------
     Linda M. Alkire                              Date
     Treasurer & Chief Financial Officer

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                                                     Exhibit
     EMPLOYMENT AGREEMENT

     THIS AGREEMENT is dated the 29th day of October 1999, by and between EMPIRE FEDERAL SAVINGS BANK, 123 South Main Street, P.O. Box 1099,
Livingston, MT 59047 (the "Savings Bank"); and KENNETH P. COCHRAN, 1817 Forest Park Drive, Billings, MT 59102 (the "Executive").

     WHEREAS, the Savings Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

     WHEREAS, Executive is willing to serve in the employ of the Savings Bank on a full-time basis for said period;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:


1.   TERMS AND RESPONSIBILITIES.

     During the period of his employment hereunder, Executive agrees to serve as Senior Vice President and Branch President of the Savings Bank.


2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall commence on January 1, 2000 (or such earlier or later date as may be decided by the parties) (the "effective date"), and shall continue for a period of thirty-six (36) full calendar months thereafter. The Board of Directors of the Savings Bank (the "Board") and the Executive may extend this agreement for an additional term, at their pleasure.

    (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder, including activities and services related to the organization, operation and management the Savings Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve or continue to serve, on the board of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Savings Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2 herein. The Savings Bank shall pay Executive as compensation a salary of $105,000.00 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Savings Bank. In addition to the Base Salary provided in Section 3(a), the Savings Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Savings Bank.

     (b) The Savings Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those provided to other senior executives to the Savings Bank. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefits plans including, but not limited to, pension plans, medical coverage, or any other employee benefit plan or arrangement made available by the Savings Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Nothing paid to Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which Executive is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the Savings Bank shall provide Executive with a Savings Bank owned late-model vehicle and shall pay or reimburse Executive for all insurance, taxes, fuel, maintenance, and any other related expenses of said vehicle and for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and in such amounts as the Board may from time to time determine.


4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Savings Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) Executive's resignation from the Savings Bank's employ, upon (A) unless consented to by Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above, (B) a relocation of Executive's principal place of employment by

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, or (C) the liquidation or dissolution of the Savings Bank. Upon the occurrence of any event described in clauses (A), (B), or (C), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the Savings Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to Executive for the remaining term of the Agreement, provided, however, that if the Savings Bank is not in compliance with its minimum capital requirements or if such payments would cause the Savings Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Savings Bank is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of Executive's Date of Termination), such payments and benefits shall be paid to executive in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the Savings Bank will cause to be continued medical coverage substantially identical to the coverage maintained by the Savings Bank for Executive prior to his termination. Such overage shall cease upon the expiration of the remaining term of this Agreement.


5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Savings Bank. For purposes of this Agreement, a "Change in Control" of the Savings Bank shall be deemed to occur if and when (a) an offer other than Empire Federal Bancorp, Inc. purchases shares of the common stock of Empire Federal Bancorp, Inc. or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Savings Bank representing 25% or more of the combined voting power of Empire Federal Bancorp, Inc.'s then outstanding securities, (c) the membership of the board of directors of Empire Federal Bancorp, Inc. or the Savings Bank changes as a result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of Empire Federal Bancorp, Inc. or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of Empire Federal Bancorp, Inc.'s or the Savings Bank's assets, or a plan of partial or complete liquidation.

     (b) If any events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Savings Bank has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Savings Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

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

     (d) Upon the occurrence of a Change in Control followed by Executive's termination of Employment, the Savings Bank will cause to be continued medical coverage substantially identical to the coverage maintained by the Savings
Bank for Executive prior to his severance.   Such coverage and payments shall
cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, Executive shall be entitled to receive benefits due him under, or contributed by the Savings Bank on his behalf, or pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Savings Bank on Executive's behalf to the extent that such benefits are not otherwise paid to Executive upon a Change in Control.

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

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

6.   TERMINATION FOR DISABILITY.

     (a) If during the term of this Agreement, the Executive becomes so disabled or incapacitated that he is unable to perform the duties of Senior Vice President and Branch President, the Savings Bank shall pay to him Sixty-five percent (65%) of the fixed salary specified above herein during the term of such disability or incapacity, but not beyond the terms of this agreement. In addition, the Savings Bank will cause to be continued medical coverage substantially identical to the coverage maintained by the Savings Bank prior to his disability, but not beyond the term of this Agreement.

     (b) The disability pay shall be reduced by the amount, if any, paid to Executive under any plan of the Savings Bank providing disability benefits to Executive.


7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

     Termination by the Savings Bank of Executive based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established by Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Savings Bank and other plans to which Executive is a party. Upon the death of Executive during the term of this Agreement, the Savings Bank shall pay to Executive's estate the compensation due to Executive through the last day of the calendar month in which his death occurred.


8.   TERMINATION FOR CAUSE.

     (a)  Employer may terminate Executive's employment hereunder upon Ten
(10) days prior written notice, if due to Executive's personal dishonesty, misconduct, breach of fiduciary duty involving personal profit, willful violation of any law, rule or regulation (other than minor traffic violations or similar offenses) or final cease-and-desist order, material breach of any provision of this Agreement, or any other similar cause, including failure to perform duties in accordance with the instructions of the Savings Bank or its Board of Directors.

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

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

     (c) Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Savings Bank, Empire Federal Bancorp, Inc., or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause, pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.


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

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Savings Bank); (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

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

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Savings Bank and its successors and assigns.


12.  INSURANCE.

     Subject to the reasonable insurability of the Executive, the Savings Bank shall provide Executive $200,000 in term life insurance benefits with an insurance company satisfactory to the Savings Bank. The Savings Bank shall pay the annual premiums on such policy so long as the Executive is employed by the Savings Bank and such premium payment shall be deemed to be additional compensation to the Executive. The Executive shall have the right to designate the beneficiary on the insurance policy.


13.  STOCK OPTIONS.

     Subject to the approval of its Board of Directors, the Savings Bank agrees to grant to the Executive stock options in the amount of 5000 shares in Empire Federal Bancorp, Inc., subject to the rules and regulations of the Savings Bank's Option Plan.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

14.  MODIFICATION AND WAIVER.

     This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.


15.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.


16.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.


17.  GOVERNING LAW.

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


18.  INDEMNIFICATION.

     The Savings Bank shall provide Executive (including his heirs, executors and administrators) with coverage under the Bank's directors' and officers' liability insurance policy. The Savings Bank shall indemnify Executive in accordance with the Savings Bank's indemnification policy and federal regulations presently in effect or as hereinafter may be amended.


19.  SUCCESSOR TO THE SAVINGS BANK OR THE COMPANY.

     The Savings Bank shall require any successor assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings, expressly and unconditionally to assume and agree to perform the Savings Bank's obligations under this Agreement, in the same manner and to the same

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

extent that the Savings Bank would be required to perform if no such succession or assignment had taken place.


20.  DUPLICATE ORIGINALS.

     This Agreement shall be executed in duplicate, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the Savings Bank hereto has caused this Agreement to be executed and its seal to be affixed hereunto by a duly authorized officer
or director, and Executive has signed this Agreement, all on the       day of
                .                                              -----
----------------

                                           "Savings Bank"

                                     EMPIRE FEDERAL SAVINGS BANK


ATTEST:
                                     By s/s William H. Ruegamer
                                        ---------------------------
s/s Ann Worthington                        Its President & CEO
---------------------------
                  (SEAL)


                                              "Executive"

WITNESS:
                                        ---------------------------
                                        KENNETH P. COCHRAN


---------------------------
CATHY HANSER