Form 10QSB
period 2000-06-30
EMPIRE FEDERAL BANCORP INC
filed 2000-08-14
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

       Class:   Common Stock, par value $.01 per share
                Outstanding at July 31, 2000: 1,748,643
Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                                 ---     ---

                       EMPIRE FEDERAL BANCORP, INC.

                          INDEX TO FORM 10-QSB

                                                                       Page
                                                                       ----
PART I    FINANCIAL INFORMATION
          ---------------------

Item 1.   Condensed Financial Statements

            Consolidated Balance Sheets at June 30, 2000
            (unaudited) and December 31, 1999 (unaudited)............    1

            Consolidated Statements of Income for the Three Months
            and Six Months Ended June 30, 2000 and 1999 (unaudited)..    2

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2000 and 1999 (unaudited).................    3

            Notes to Unaudited Interim Consolidated Financial
            Statements...............................................    4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................    9


PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings..........................................   15

Item 2.   Changes in Securities......................................   15

Item 3.   Defaults upon Senior Securities............................   15

Item 4.   Submission of Matters to a Vote of Security Holders........   15

Item 5.   Other Information..........................................   15

Item 6.   Exhibits and Reports on Form 8-K...........................   15


SIGNATURES...........................................................   16

Part I, Item 1 - Financial Statements
-------------------------------------

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                   June 30, 2000 and December 31, 1999
                               (unaudited)

                                                   June 30,      December 31,
                    Assets                            2000          1999
                    ------                     -------------    -------------

Cash and due from banks                        $   2,622,712    $   1,688,206
Interest-bearing deposits                            252,486          683,913
                                               -------------    -------------
   Cash and cash equivalents                       2,875,198        2,372,119
Investment and mortgage-backed securities
 available-for-sale                               31,573,229       41,090,151
Investment and mortgage-backed securities
 held-to-maturity (estimated market value of
 $5,833,447 at June 30, 2000 and $6,367,598
 at December 31, 1999)                             5,658,431        6,406,467
Loans receivable, net                             70,250,877       59,569,783
Stock in Federal Home Loan Bank of Seattle,
 at cost                                           1,487,300        1,463,500
Accrued interest receivable                          437,885          451,386
Premises and equipment, net                        3,879,314        2,860,330
Prepaid expenses and other assets                    374,036          313,032
                                               -------------    -------------
       Total assets                            $ 116,536,270    $ 114,526,768
                                               =============    =============
     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities:
   Demand deposits                             $     942,803    $     864,132
   NOW accounts                                    9,884,218       10,512,251
   Money market                                    8,976,678        6,825,711
   Regular savings                                12,233,656       13,915,404
   Certificates of deposit                        41,922,162       39,235,600
                                               -------------    -------------
       Total Deposits                             73,959,517       71,353,098
   Advances from Federal Home Loan Bank
    and other Borrowed funds                      10,638,815        8,800,000
   Note payable                                      562,042          591,847
   Advances from borrowers for taxes and
    insurance                                        291,016          229,437
   Accrued expenses and other liabilities            645,462          797,169
                                               -------------    -------------
       Total liabilities                          86,096,852       81,771,551

Stockholders' equity:
   Preferred stock, par value $.01 per share,
    250,000 shares authorized, none issued
    and outstanding                                       --               --
   Common stock, par value $.01 per share,
    4,000,000 shares authorized, 2,592,100
    issued                                            25,921           25,921
   Additional paid-in capital                     25,264,969       25,260,408
   Unearned ESOP and MRDP compensation            (2,096,358)      (2,264,623)
   MRDP shares acquired                             (302,011)        (302,011)
   Retained earnings, substantially restricted    18,102,520       17,842,091
   Accumulated other comprehensive income, net       341,110          632,893
   Treasury shares acquired, at cost, 797,857
    and 590,830 shares at June 30, 2000 and
    December 31, 1999 respectively               (10,896,733)      (8,439,462)
                                               -------------    -------------
       Total stockholders' equity                 30,439,418       32,755,217
                                               -------------    -------------
       Total liabilities and stockholders'
        equity                                 $ 116,536,270    $ 114,526,768
                                               =============    =============

See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Income
             Three and Six Months Ended June 30, 2000 and 1999
                               (unaudited)

                                Three Months Ended        Six Months Ended
                                       June 30                 June 30
                              -----------------------  ----------------------
                                    2000         1999        2000        1999
                                   -----         ----        ----        ----
Interest income:
    Loans receivable          $1,413,431   $1,098,626  $2,701,990  $2,092,927
    Mortgage-backed
     securities                  604,105      691,007   1,303,844   1,412,951
    Investment securities         36,720       39,577      83,569      77,160
    Other                         35,126       56,804      71,105     123,074
                              ----------   ----------  ----------  ----------
Total interest income          2,089,382    1,886,014   4,160,508   3,706,112
                              ----------   ----------  ----------  ----------
Interest expense:
    Deposits                     800,155      705,876   1,578,166   1,388,831
    Note payable and other       159,753       64,702     312,685     129,894
                              ----------   ----------  ----------  ----------
Total interest expense           959,908      770,578   1,890,851   1,518,725
                              ----------   ----------  ----------  ----------
    Net interest income        1,129,474    1,115,436   2,269,657   2,187,387

Provision for loan losses         15,000           --      30,000          --
                              ----------   ----------  ----------  ----------
    Net interest income
     after provision for
     loan losses               1,114,474    1,115,436   2,239,657   2,187,387

Non-interest income:
    Insurance commission
     income                      129,720      129,499     252,447     289,639
    Customer service charges     135,442       69,332     225,499     142,823
    Gain on sale of
     investments, net            100,857           --     150,171          --
    Other                          8,997        7,528      17,855      16,587
                              ----------   ----------  ----------  ----------
      Total non-interest
       income                    375,016      206,359     645,972     449,049

Non-interest expense:
    Compensation and benefits    553,695      456,055   1,084,405     895,800
    Occupancy and equipment      115,166      117,100     227,196     205,560
    Deposit insurance premiums    11,550        9,625      23,100      34,881
    Other                        309,562      211,413     504,646     431,985
                              ----------   ----------  ----------  ----------
Total non-interest expense       989,973      794,193   1,839,347   1,568,226
                              ----------   ----------  ----------  ----------
      Income before income
       taxes                     499,517      527,602   1,046,282   1,068,210

Income taxes                     193,605      204,534     405,605     417,799
                              ----------   ----------  ----------  ----------
      Net income              $  305,912   $  323,068  $  640,677  $  650,411
                              ==========   ==========  ==========  ==========

Basic earnings per share      $     0.19   $     0.19  $     0.39  $     0.36
                              ==========   ==========  ==========  ==========
Diluted earnings per share    $     0.19   $     0.19  $     0.39  $     0.36
                              ==========   ==========  ==========  ==========
Dividends declared per share  $     0.11   $     0.10  $     0.21  $     0.20
                              ==========   ==========  ==========  ==========

See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                 Six Months Ended June 30, 2000 and 1999
                              (unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                      2000          1999
                                               -------------    -------------
Cash flows from operating activities:
     Net income                                $     640,677    $     650,411
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Provision for loan losses                   30,000                -
          Depreciation                               115,185          114,045
          ESOP shares committed to be released        77,552           85,596
          MRDP shares vested                          95,274           90,505
          Gain on sale of investments and
           mortgage-backed securities afs           (150,171)               -
          Stock dividends reinvested in
           Federal Home Loan Bank                    (23,800)         (51,000)
          Decrease (increase) in accrued
           interest receivable                        13,501          (75,815)
          Increase (decrease) in prepaid
           expenses and other assets                 (61,004)          50,810
          Increase (decrease) in accrued
           expenses and other liabilities             34,843          (51,936)
               Net cash provided by            -------------    -------------
                operating activities                 772,057          812,616
                                               -------------    -------------
Cash flows from investing activities:
     Net change in loans receivable              (10,711,094)      (3,144,287)
     Proceeds from sale of mortgage-backed
      securities available for sale                4,407,853                -
     Principal payments on mortgage-backed
      securities held-to maturity                    748,036        2,255,634
     Proceeds from sale of securities
      available-for-sale                           2,167,738                -
     Principal payments on mortgage-backed
      securities available-for-sale                2,613,169        6,002,307
     Purchases of mortgage-backed securities
      available-for-sale                                   -       (6,578,497)
     Purchases of premises and equipment          (1,134,169)        (133,532)
                                               -------------    -------------
               Net cash used in investing
                activities                        (1,908,467)      (1,598,375)
                                               -------------    -------------
Cash flows from financing activities:
     Net change in deposits                        2,606,419        3,163,633
     Repayment of note payable                       (29,805)         (27,410)
     Net change in advances from borrowers
      for taxes and insurance                         61,579           51,319
     Dividends paid                                 (380,248)        (386,363)
     Proceeds from advances from FHLB              1,838,815                -
     Purchase of treasury stock                   (2,457,271)      (3,128,643)
                                               -------------    -------------
          Net provided by (used in)
           financing activities                    1,639,489         (327,464)
                                               -------------    -------------
Net increase (decrease) in cash and cash
 equivalents                                         503,079       (1,113,223)

Cash and cash equivalents, beginning of period     2,372,119        5,153,797
                                               -------------    -------------
Cash and cash equivalents, end of period       $   2,875,198    $   4,040,574
                                               =============    =============
Cash paid during the period for:
       Interest                                $     951,753    $     741,044
       Income taxes                                  425,000          398,000
                                               =============    =============

See accompanying notes to unaudited interim consolidated financial statements.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

        Notes to unaudited Interim Consolidated Financial Statements
                              June 30, 2000

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

        The accompanying consolidated financial statements include the accounts of Empire Federal Bancorp, Inc. (the Holding Company) and its wholly-owned subsidiary, Empire Bank (Empire or the Bank) and Dime Service Corporation (Dime), a wholly-owned subsidiary of Empire. The Holding Company, Empire and Dime are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six months ended June 30, 2000, and 1999 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2  Comprehensive Income
        --------------------

        The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income (loss) for the noted periods:

               Six Months Ended                    Three Months Ended
       June 30, 2000     June 30, 1999    June 30, 2000       June 30, 1999
       -------------     -------------    -------------       -------------

          $348,894        $(107,538)         $265,723           $(157,705)
          ========        =========          ========           =========

Note 3  Treasury Stock
        --------------

        During the six months ended June 30, 2000 the Board of Directors approved a program to repurchase up to 20% of its outstanding common stock during the year. During the six months ended June 30, 2000, the Company purchased 207,027 shares in the open market for $2,457,000 for an average price of $11.87 per share. At June 30, 2000 the Company had repurchased 797,857 shares for a total of $10,897,000 or an average price of $13.66. Book value per share at June 30, 2000 was $16.97.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 4  Earnings Per Share
        ------------------

        Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At June 30, 2000, there were 35,537 allocated shares and 6,912 committed to be released ESOP shares. There were 52,797 vested MRDP shares.

        Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At June 30, 2000, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:


                                                    For the six months ended June 30
                        ---------------------------------------------------------------------------------
                                            2000                                        1999
                        --------------------------------------       ------------------------------------
                        Net Income      Shares       Per-Share       Net Income     Shares      Per-Share
                        (Numerator)   (Denominator)    Amount        (Numerator)  (Denominator)   Amount
                        -----------   -------------    ------        -----------  -------------   ------
Basic EPS

 Net income available to
  common stockholders    $640,677       1,653,888      $0.39          $650,411     1,820,742      $0.36
                         ========                      =====          ========                    =====
Effect of Dilutive
 Securities
  Stock Options -
   granted                                     --                                         --

  Unvested MRDP shares                         --                                         --
                                        ---------                                  ---------
Diluted EPS

  Income available to
   common stockholders
   plus assumed
   conversion            $640,677       1,653,888      $0.39          $650,411     1,820,742     $0.36
                         ========       =========      =====          ========     =========     =====


                                                   For the three months ended June 30
                        ---------------------------------------------------------------------------------
                                            2000                                        1999
                        --------------------------------------       ------------------------------------
                        Net Income      Shares       Per-Share       Net Income     Shares      Per-Share
                        (Numerator)   (Denominator)    Amount        (Numerator)  (Denominator)   Amount
                        -----------   -------------    ------        -----------  -------------   ------
Basic EPS

 Net income available to
  common stockholders    $305,912       1,587,136      $0.19          $323,068     1,696,218      $0.19
                         ========                      =====          ========                    =====
Effect of Dilutive
 Securities
 Stock Options -
  granted                                      --                                         --

 Unvested MRDP shares                          --                                         --
                                        ---------                                  ---------
Diluted EPS

 Income available to
  common stockholders
  plus assumed
  conversion             $305,912       1,587,136      $0.19          $323,068     1,696,218     $0.19
                         ========       =========      =====          ========     =========     =====

                                                        5

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 5   Cash Dividend Declared
         ----------------------

          On July 25, 2000, the Board of Directors declared a quarterly cash dividend of $.11 per common share to stockholders of record on August 11, 2000 payable on August 25, 2000.


Note 6   Capital Compliance
         ------------------

         The following table presents Empire's compliance with its regulatory capital requirements of June 30, 2000 (dollars in thousands):

                                                              Percentage
                                                    Amount    of Assets
                                                    ------    ---------

            GAAP capital(1)                     $   28,046      24.07%
                                                ==========    =======

            Tangible capital                    $   27,277      23.63%
            Tangible capital requirement             1,732       1.50%
                                                ----------    -------

               Excess                           $   25,545      22.13%
                                                ==========    =======

            Core capital                        $   27,277      23.63%
            Core capital requirement                 3,463       3.00%
                                                ----------    -------

               Excess                           $   23,814      20.63%
                                                ==========    =======

            Total risk-based capital(2)         $   28,239      46.41%
            Total risk-based capital
              requirement(2)                         4,868       8.00%
                                                ----------    -------

               Excess                           $   23,371      38.41%
                                                ==========    =======

                (1) Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $341,000 and $428,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
                (2)  Based on risk-weighted assets of $60,849,000.


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

        The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information at or for the six months ended June 30, 2000 and 1999.

2000:                  Empire           Dime        Other       Consolidated
                       ------           ----        -----       ------------
Net interest
 income            $  2,146,177         7,239       116,241       2,269,657
Non-interest income     419,286       264,814       (38,128)        645,972
                   ------------     ---------     ---------     -----------
   Total income       2,565,463       272,053        78,113       2,915,629

Provision for
 loan losses             30,000            --            --          30,000
Other non-interest
 expense              1,338,947       281,610       218,790       1,839,347
                   ------------     ---------     ---------     -----------
   Income before
    income taxes      1,196,516        (9,557)     (140,677)      1,046,282
Income Taxes            460,125             --      (54,520)        405,605
                   ------------     ---------     ---------     -----------
    Net Income     $    736,391        (9,557)      (86,157)        640,677
                   ============     =========     =========     ===========

Assets             $116,594,829       533,189     (591,748)     116,536,270
Net loans            70,250,877            --           --       70,250,877
Deposits             74,292,638            --     (333,121)      73,959,517
Stockholders'
 equity              28,046,215       428,302    1,964,901       30,439,418
                   ============     =========     =========     ===========
1999:
Net interest
 income            $  2,028,105         4,423       154,859       2,187,387
Non-interest income     218,083       294,619       (63,653)        449,049
                   ------------     ---------     ---------     -----------
   Total income       2,246,188       299,042        91,206       2,636,436

Provision for loan
 losses                      --            --            --              --
Other non-interest
 expense              1,092,311       283,487       192,428       1,568,226
                   ------------     ---------     ---------     -----------

   Income before
    income taxes      1,153,877        15,555      (101,222)      1,068,210
Income taxes            442,000         2,899       (27,100)        417,799
                   ------------     ---------     ---------     -----------

   Net income      $    711,877        12,656       (74,122)        650,411
                   ============     =========     =========     ===========
Assets             $108,348,050       543,245      (485,549)    108,405,746
Net loans            52,643,443            --            --      52,643,443
Deposits             69,921,121            --      (344,891)     69,576,230
Stockholders'
 equity              29,903,976       429,505     2,521,199      32,854,680
                   ============     =========     =========     ===========

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information for the three months ended June 30, 2000 and 1999.

2000:                  Empire           Dime        Other       Consolidated
                       ------           ----        -----       ------------
Net interest
 income            $  1,068,872         3,709        56,893       1,129,474
Non-interest
 income                 261,584       135,941       (22,509)        375,016
                   ------------     ---------     ---------     -----------
   Total income       1,330,456       139,650        34,384       1,504,490

Provision for loan
 losses                  15,000            --            --          15,000
Other non-interest
 expense                719,272       141,173       129,528         989,973
                   ------------     ---------     ---------     -----------
   Income before
    income taxes        596,184        (1,523)      (95,144)        499,517
Income Taxes            229,325            --       (35,720)        193,605
                   ------------     ---------     ---------     -----------
   Net Income      $    366,859        (1,523)      (59,424)        305,912
                   ============     =========     =========     ===========

1999:
Net interest
 income            $  1,050,752         2,235        62,449       1,115,436
Non-interest income      82,600       130,241        (6,482)        206,359
                   ------------     ---------     ---------     -----------
   Total income       1,133,352       132,476        55,967       1,321,795

Provision for loan
 losses                      --            --            --              --
Other non-interest
 expense                551,076       147,757        95,360         794,193
                   ------------     ---------     ---------     -----------
   Income before
    income taxes        582,276       (15,281)      (39,393)        527,602
Income taxes            221,500         3,234       (20,200)        204,534
                   ------------     ---------     ---------     -----------
   Net income      $    360,776       (18,515)      (19,193)        323,068
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

Operating Strategy

The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. The Bank considers Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2000. In addition, the Bank will be opening a loan production office in Missoula, Montana during the third quarter of 2000. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The portfolio also includes U. S. Government agency securities. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances will be used as a supplemental source of funds.

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

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

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

Financial Condition
Consolidated assets increased by approximately $2.0 million, or 1.75%, from $114.5 million at December 31, 1999 to $116.5 million at June 30, 2000.

Investments and mortgage-backed securities available-for-sale decreased $9.5 million, or 23.2% from $41.1 million at December 31, 1999 to $31.6 million at June 30, 2000 as the result of sales amounting to $6.4 million and maturities and payments of $2.6 million and a decline in market value of $478,000. Net loans increased $10.7 million, or 17.9%, from $59.6 million at December 31, 1999 to $70.3 million at June 30, 2000.

Deposits increased from $71.4 million at December 31, 1999 to $74.0 million at June 30, 2000.

Premises and equipment increased by $1.0 million, or 35.6% from $2.9 million at December 31, 1999 to $3.9 million June 30, 2000 primarily as the result of the remodeling costs associated with the property in Billings, Montana for the new branch facility.

Stockholders' equity decreased from $32.8 million at December 31, 1999, to $30.4 million at June 30, 2000. The change is the result of net income of $641,000, the release of ESOP shares in the amount of $78,000 and a decrease of $292,000 related to the market value of securities available-for-sale. In addition, 5,962 shares of MRDP vested and unearned MRDP compensation was reduced by $95,000. Stockholders' equity was also decreased by the payments of $380,000 in dividends. During the six months ended June 30, 2000, the Company repurchased 207,027 shares of its common stock in the open market for an average price of $11.87 per share for a total of $2.5 million. There were 797,857 shares held in treasury at June 30, 2000, and 590,830 shares at December 31, 1999.

Asset Quality
At June 30, 2000, the Bank had no nonaccrual loans. At June 30, 2000, the Bank had eight loans delinquent over 30 days amounting to $407,000 of which one loan amounting to $9,000 was delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

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

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

Net Income. Net income decreased by $10,000 to $641,000 for the six months ended June 30, 2000 as compared to the same period in 1999. While the net income is approximately the same for the two comparative periods, several components of net income changed and are discussed in the following narrative.

Net Interest Income. Net interest income increased $82,000, or 3.8%, from $2.1 million for the six months ended June 30, 1999 to $2.2 million for the same period in 2000. The interest rate spread increased from 2.88% for the six months ended June 30, 1999 to 2.96% for the comparable period in 2000.

Interest Income. Total interest income increased by $454,000, or 12.3% from $3.7 million for the six months ended June 30, 1999 to $4.2 million for the same period in 2000. The increase was primarily attributable to an increase in average interest earning assets of $5.8 million, or 5.6% from $104.1 million for the six months ended June 30, 1999 as compared to the comparable period in 2000. Average outstanding loans increased $14.5 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $8.7 million. The yield on interest earning assets for the six months ended June 30, 2000, was 7.6% as compared to 7.1% for the comparable period in 1999.

Interest Expense. Total interest expense was $1.9 million for the six months ended June 30, 2000, as compared to $1.5 million for the same period in 1999. Interest on deposits increased by $189,000, or 13.6%, and interest on notes payable and other debt increased by $183,000, or 140.7%.

Average deposits for the six months ended June 30, 2000 amounted to $71.5 million as compared to $67.4 million for the same period in 1999. In addition to the increase in average deposits, the cost of deposits increased from 4.1% for the six months ended June 30, 1999 to 4.4% for the same period in 2000 reflecting a general increase in interest rates in the Bank's markets.

Other interest expense of $313,000 for the six months ended June 30, 2000 includes $286,000 related to borrowings from the FHLB and $27,000 associated with the purchase of the main office building. Other interest expense for the comparable period in 1999 included $101,000 related to FHLB borrowings and $29,000 associated with the purchase of the main office building.

Provision for Loan Losses. The provision for loan losses was $30,000 for six months ended June 30, 2000 as compared to no provision for the same period in 1999. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .36% at June 30, 2000, and .42% at June 30, 1999. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income. Non-interest income increased $197,000 for the six months ended June 30, 2000, as compared to the same period in 1999 primarily as the result of a $83,000 increase in customer service charges and other non-interest income, net gain on the sale of investments of $150,000, offset by a decrease in commissions from insurance companies of $37,000.

The net gain on sale of investments was the result of the sale of $6.4 million of mortgage-backed securities and bonds for a loss of $160,000 offset by the sale of 6,800 shares of FHLMC stock for a gain of $310,000. Most of the proceeds of these sales were used to fund the repurchase of treasury shares during the six months ended June 30, 2000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $252,000 and $290,000 were received for the six months ended June 30, 2000 and 1999, respectively. The decrease in commission income resulted primarily from decreases in premiums and commissions from key companies represented by Dime. Increased competition and possible future decreases in commissions will continue to impact Dime's financial results.

Non-Interest Expense. Total non-interest expense increased $271,000 or 17.3% for the six months ended June 30, 2000, compared to the same period in 1999. Included in this increase is a $189,000 increase in compensation expense which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings. Occupancy expense also increased from $206,000 for the six months ended June 30, 1999 to $227,000 primarily as the result of additional cost associated with the new branch facility.

Additional increases in other non-interest expense amounting to $73,000 were the result of increased legal, consulting and auditing costs.

Income Taxes.  Income taxes were approximately the same for the six months
ended June 30, 2000 and 1999.   The effective combined federal and state tax
rate was 38.77% and 39.11% for the six months ended June 30, 2000 and 1999, respectively.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net Income. Net income decreased by $17,000 to $306,000 for the three months ended June 30, 2000 as compared to $323,000 for the same period in 1999. While the net income is approximately the same for the two comparative periods, several components of net income changed and are discussed in the following narrative.

Net Interest Income. Net interest income increased $14,000, or 1.3%, from the three months ended June 30, 1999 compared to the same period in 2000. The interest rate spread increased from 2.82% for the three months ended June 30, 1999 to 3.02% for the comparable period in 2000.

Interest Income. Total interest income increased by $203,000, or 10.8% from $1.9 million for the three months ended June 30, 1999 to $2.1 million for the same period in 2000. The increase was primarily attributable to an increase in average interest earning assets of $4.2 million, or 4.1% from $104.2 million for the three months ended June 30, 1999 as compared to the comparable period in 2000. Average outstanding loans increased $17.5 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $13.3 million. The yield on interest earning assets for the three months ended June 30, 2000, was 7.7% as compared to 7.0% for the comparable period in 1999.

Interest Expense. Total interest expense was $960,000 for the three months ended June 30, 2000, as compared to $771,000 for the same period in 1999. Interest on deposits increased by $94,000, or 13.4%, and interest on notes payable and other debt increased by $95,000, or 146.9%.

Average deposits for the three months ended June 30, 2000 amounted to $71.8 million as compared to $66.9 million for the same period in 1999. In addition to the increase in average deposits, the cost of deposits increased from 4.1% for the three months ended June 30, 1999 to 4.5% for the same period in 2000 reflecting a general increase in interest rates in the Bank's markets.

Other interest expense of $160,000 for the three months ended June 30, 2000 includes $147,000 related to borrowings from the FHLB and $13,000 associated with the purchase of the main office building. Other interest expense for the comparable period in 1999 included $51,000 related to FHLB borrowing and $14,000 associated with the purchase of the main office building.

Provision for Loan Losses. The provision for loan losses was $15,000 for three months ended June 30, 2000 as compared to no provision for the same period in 1999. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was
 .36% at June 30, 2000, and .42% at June 30, 1999.

Non-Interest Income. Non-interest income increased $169,000 for the three months ended June 30, 2000, as compared to the same period in 1999 primarily as the result of a $66,000 increase in customer service charges and other non-interest income, net gain on the sale of investments of $101,000 for the three month period ended June 30, 2000. Commissions from insurance companies was $130,000 for both three month periods ended June 30, 2000 and 1999. Insurance commissions received from Dime are the largest component of non-interest income. Increased competition and possible future decreases in commissions will continue to impact Dime's financial results.

The net gain on sale of investments was the result of the sale of $3.1 million of mortgage-backed securities and bonds for a loss of $80,000 offset by the sale of 4,000 shares of FHLMC stock for a gain of $181,000.

Non-Interest Expense. Total non-interest expense increased $196,000 or 24.7% for the three months ended June 30, 2000, compared to the same period in 1999. Included in this increase is a $97,000 increase in compensation expense which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Other non-interest expense increased 46.4% from $211,000 for the three month period ended June 30, 1999 to $310,000 for the comparable period in 2000. The increases are primarily related to costs associated with opening of the new branch in Billings, and increases in consulting, legal and auditing costs.

Income Taxes.  Income taxes were approximately the same the three months ended
June 30, 2000 and 1999.   The effective combined federal and state tax rate
was 38.76% and 38.77% for the three months ended June 30, 2000 and 1999, respectively.

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

    10.1   Employment Agreement with Kenneth P. Cochran (5)

    10.2   Employment Agreement with William H. Ruegamer (4)

    10.3   Employee Stock Ownership Plan (1)

    10.4   Management Recognition and Development Plan (3)

    10.5   Stock Option Plan (3)

    10.6   Financial Institution's Thrift Plan 401(k)(4)

    21     Subsidiaries of the Registrant (4)

    27     Financial Data Schedule

-----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 997.

(3) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2000.

        (b) Report on Form 8-K       A Form 8-K was filed on April 11, 2000.

                   EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.



By   s/s William H. Ruegamer                  August 11, 2000
     ------------------------------------   ------------------
     William H. Ruegamer                          Date
     President & Chief Executive Officer
     (Principal Executive Officer)




By   s/s Linda M. Alkire                      August 11, 2000
     ------------------------------------   ------------------
     Linda M. Alkire                              Date
     Treasurer & Chief Financial Officer