Form 10QSB
period 2000-09-30
EMPIRE FEDERAL BANCORP INC
filed 2000-11-13
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                    OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT

              For the transition period from           to
                                             ---------    ---------

                         Commission File No. 0-28934


                         Empire Federal Bancorp, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                    Delaware                     81-0512374
-----------------------------------------------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)



                 123 South Main Street, Livingston, Montana  59047
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

      Class:   Common Stock, par value $.01 per share
               Outstanding at October 31, 2000: 1,562,143
Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                       EMPIRE FEDERAL BANCORP, INC.

                          INDEX TO FORM 10-QSB


                                                                     Page
PART I    FINANCIAL INFORMATION                                      ----
          ---------------------

Item 1.   Financial Statements

            Consolidated Balance Sheets at September 30, 2000
            (unaudited) and December 31, 1999.......................   1

            Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 2000 and 1999 (unaudited)....   2

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2000 and 1999 (unaudited)....   3

            Notes to Unaudited Interim Consolidated Financial
            Statements..............................................   4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................   9


PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings.........................................  15

Item 2.   Changes in Securities.....................................  15

Item 3.   Defaults upon Senior Securities...........................  15

Item 4.   Submission of Matters to a Vote of Security Holders.......  15

Item 5.   Other Information.........................................  15

Item 6.   Exhibits and Reports on Form 8-K..........................  15


SIGNATURES..........................................................  16

Part I, Item 1 - Financial Statements
-------------------------------------

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999
                                 (unaudited)
                                                 September 30,    December 31,
                    Assets                            2000           1999
                    ------                     ---------------  --------------

Cash and due from banks                         $   1,996,565   $   1,688,206
Interest-bearing deposits                             450,301         683,913
                                                -------------   -------------
   Cash and cash equivalents                        2,446,866       2,372,119
Investment and mortgage-backed securities
 available-for-sale                                30,758,241      41,090,151
Investment and mortgage-backed securities
 held-to-maturity (estimated market value
 of $5,310,433 at September 30, 2000 and
 $6,367,598 at December 31, 1999)                   5,336,201       6,406,467
Loans receivable, net                              75,460,056      59,569,783
Stock in Federal Home Loan Bank of Seattle,
 at cost                                            1,535,700       1,463,500
Accrued interest receivable                           488,627         451,386
Premises and equipment, net                         3,874,900       2,860,330
Prepaid expenses and other assets                     431,954         313,032
                                                -------------   -------------
       Total assets                             $ 120,332,545   $ 114,526,768
                                                =============   =============

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
   Demand deposits                              $   1,537,003   $     864,132
   NOW accounts                                     9,838,821      10,512,251
   Money market                                    10,143,902       6,825,711
   Regular savings                                 12,103,962      13,915,404
   Certificates of deposit                         41,918,502      39,235,600
                                                -------------   -------------
       Total Deposits                              75,542,190      71,353,098
   Advances from Federal Home Loan Bank and
    other Borrowed funds                           14,813,016       8,800,000
   Note payable                                       546,619         591,847
   Advances from borrowers for taxes and
    insurance                                         407,123         229,437
   Accrued expenses and other liabilities             995,294         797,169
                                                -------------   -------------
       Total liabilities                           92,304,242      81,771,551

Stockholders' equity:
   Preferred stock, par value $.01 per share,
    250,000 shares authorized, none issued
    and outstanding                                         -               -
   Common stock, par value $.01 per share,
    4,000,000 shares authorized, 2,592,100
    issued                                             25,921          25,921
   Additional paid-in capital                      25,272,409      25,260,408
   Unearned ESOP and MRDP compensation             (2,012,224)     (2,264,623)
   MRDP shares acquired                              (302,011)       (302,011)
   Retained earnings, substantially restricted     18,231,218      17,842,091
   Accumulated other comprehensive income, net        885,373         632,893
   Treasury shares acquired, at cost, 1,029,957
    and 590,830 shares at September 30, 2000
    and December 31, 1999 respectively            (14,072,383)     (8,439,462)
                                                -------------   -------------
       Total stockholders' equity                  28,028,303      32,755,217
                                                -------------   -------------
       Total liabilities and stockholders'
        equity                                  $ 120,332,545   $ 114,526,768
                                                =============   =============

See accompanying notes to unaudited interim consolidated financial statements.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Income
            Three and Nine Months Ended September 30, 2000 and 1999
                                (unaudited)

                                 Three Months Ended       Nine Months Ended
                                     September 30             September 30
                               ----------------------  ----------------------
                                     2000        1999        2000        1999
Interest income:                     ----        ----        ----        ----
  Loans receivable             $1,546,763  $1,065,305  $4,248,753  $3,158,232
  Mortgage-backed securities      575,498     692,329   1,879,342   2,105,280
  Investment securities            26,053      54,867     109,623     132,026
  Other                            28,074      46,022      99,179     169,097
                               ----------  ----------  ----------  ----------
     Total interest income      2,176,388   1,858,523   6,336,897   5,564,635
                               ----------  ----------  ----------  ----------
Interest expense:
  Deposits                        858,734     728,321   2,436,900   2,117,152
  FHLB advances and other
   borrowings                     193,479      72,657     506,165     202,552
                               ----------  ----------  ----------  ----------
Total interest expense          1,052,213     800,978   2,943,065   2,319,704
                               ----------  ----------  ----------  ----------
  Net interest income           1,124,175   1,057,545   3,393,832   3,244,931

Provision for loan losses          15,000           -      45,000           -
                               ----------  ----------  ----------  ----------
  Net interest income after
   provision for loan losses    1,109,175   1,057,545   3,348,832   3,244,931

Non-interest income:
  Insurance commission income     146,687     145,732     399,134     435,371
  Customer service charges         86,825      84,051     225,324     226,874
  Gain on sale of investments,
   net                             34,441           -     184,613           -
  Other                             1,629       3,793      19,483      20,380
                               ----------  ----------  ----------  ----------
     Total non-interest income    269,582     233,576     828,554     682,625

Non-interest expense:
  Compensation and benefits       529,067     475,131   1,526,472   1,370,931
  Occupancy and equipment         127,056      95,360     354,252     300,920
  Deposit insurance premiums       13,350      25,883      36,450      60,763
  Other                           211,723     165,053     716,369     597,038
                               ----------  ----------  ----------  ----------
Total non-interest expense        881,196     761,427   2,633,543   2,329,652
                               ----------  ----------  ----------  ----------
     Income before income taxes   497,561     529,694   1,543,843   1,597,904

Income taxes                      194,750     206,605     600,355     624,404
                               ----------  ----------  ----------  ----------
     Net income                $  302,811  $  323,089  $  943,488  $  973,500
                               ==========  ==========  ==========  ==========

Basic earnings per share       $     0.21  $     0.19  $     0.59  $     0.54
                               ==========  ==========  ==========  ==========
Diluted earnings per share     $     0.21  $     0.19  $     0.59  $     0.54
                               ==========  ==========  ==========  ==========
Dividends declared per share   $     0.11  $     0.10  $     0.33  $     0.30
                               ==========  ==========  ==========  ==========


See accompanying notes to unaudited interim consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Nine Months Ended September 30, 2000 and 1999
                                 (unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                  -------------------------
                                                       2000         1999
Cash flows from operating activities:                  ----         ----
  Net income                                      $   943,488   $   973,500
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                         45,000             -
     Depreciation                                     186,120       177,409
     ESOP shares committed to be released             121,489       123,230
     MRDP shares vested                               142,911       140,078
     Gain on sale of investments and mortgage-
      backed securities                              (184,613)            -
     Stock dividends reinvested in Federal
      Home Loan Bank                                  (72,200)      (76,700)
     Increase in accrued interest receivable          (37,241)      (68,563)
     Increase (decrease) in prepaid expenses
      and other assets                               (118,921)       73,079
     Increase in accrued expenses and other
      liabilities                                      36,702        63,122
                                                  -----------   -----------
          Net cash provided by operating
           activities                               1,062,735     1,405,155
                                                  -----------   -----------
Cash flows from investing activities:
  Net change in loans receivable                  (15,935,273)   (6,735,763)
  Proceeds from sale of mortgage-backed
   securities available-for-sale                    4,407,853             -
  Principal payments on mortgage-backed
   securities held-to maturity                      1,070,267     3,623,738
  Proceeds from sale of securities available-
   for-sale                                         2,202,984             -
  Principal payments on mortgage-backed
   securities available-for-sale                    4,319,589     8,453,051
  Purchases of investment and mortgage-backed
   securities available-for-sale                            -   (11,576,758)
  Purchases of premises and equipment              (1,200,690)     (845,835)
                                                   ----------    ----------
     Net cash used in investing activities         (5,135,270)   (7,081,567)
                                                   ----------    ----------
Cash flows from financing activities:
  Net change in deposits                            4,189,092     3,907,096
  Repayment of note payable                           (45,228)      (41,345)
  Net change in advances from borrowers for
   taxes and insurance                                177,685       152,309
  Dividends paid                                     (554,361)     (568,519)
  Proceeds from advances from FHLB                  6,013,015     2,000,000
  Purchase of treasury stock                       (5,632,921)   (3,128,642)
                                                   ----------    ----------
     Net cash provided by financing activities      4,147,282     2,320,899
                                                   ----------    ----------
Net increase (decrease) in cash and cash
 equivalents                                           74,747    (3,355,513)

Cash and cash equivalents, beginning of period      2,372,119     5,153,797
                                                   ----------    ----------
Cash and cash equivalents, end of period           $2,446,866    $1,798,284
                                                   ==========    ==========
Cash paid during the period for:
  Interest                                         $2,919,000    $2,342,000
  Income taxes                                        603,000       544,000
                                                   ==========    ==========

See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

         Notes to unaudited Interim Consolidated Financial Statements
                             September 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine months ended September 30, 2000, and 1999 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2  Comprehensive Income
        --------------------

The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income (loss) for the noted periods:

         Three Months Ended                       Nine Months Ended
September 30, 2000  September 30, 1999  September 30, 2000  September 30,1999
------------------  ------------------  ------------------  -----------------
    $  847,075         $  209,663           $1,195,969         $  102,125
    ==========         ==========           ==========         ==========

Note 3  Treasury Stock
        --------------

In January and March, 2000 the Board of Directors approved programs to repurchase a total of 20% of its outstanding common stock during the year. During the nine months ended September 30, 2000, the Company purchased 439,127 shares in the open market for $5,633,000 for an average price of $12.83 per share. At September 30, 2000 the Company had repurchased 1,029,957 shares for a total of $14,072,000 or an average price of $13.66. Book value per share at September 30, 2000 was $17.94.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 4  Earnings Per Share
        ------------------

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At September 30, 2000, there were 35,537 allocated shares and 10,368 committed to be released ESOP shares. There were 55,779 vested MRDP shares.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At September 30, 1999, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                            For the nine months ended September 30
                    ---------------------------------------------------------
                                2000                        1999
                    ---------------------------- ----------------------------
                                       Per-Share                    Per-Share
                    Net Income  Shares  Amount  Net Income  Shares   Amount
                    ----------  ------  ------  ----------  ------   ------
Basic EPS

  Net income avail-
   able to common
   stockholders      $943,488  1,593,899 $0.59  $ 973,500  1,803,619  $0.54
                     ========            =====  =========             =====
Effect of Dilutive
 Securities
  Stock Options -
  granted                            786                           -
  Unvested MRDP shares               149                           -
                               ---------                   ---------
Diluted EPS

  Income available
   to common stock-
   holders plus
   assumed conver-
   sion              $943,488  1,594,834 $0.59  $ 973,500  1,803,619  $0.54
                     ========  ========= =====  =========  =========  =====

                            For the three months ended September 30
                    ---------------------------------------------------------
                                2000                        1999
                    ---------------------------- ----------------------------
                                       Per-Share                    Per-Share
                    Net Income  Shares  Amount  Net Income  Shares   Amount
                    ----------  ------  ------  ----------  ------   ------
Basic EPS

  Net income avail-
   able to common
   stockholders      $302,811  1,470,953 $0.21  $ 323,089  1,731,840  $0.19
                     ========            =====  =========             =====

Effect of Dilutive
 Securities
  Stock Options -
  granted                          2,306                           -
  Unvested MRDP shares               447                           -
                               ---------                   ---------
Diluted EPS

  Income available
   to common stock-
   holders plus
   assumed conver-
   sion              $302,811  1,473,706 $0.21  $ 323,089  1,731,840  $0.19
                     ========  ========= =====  =========  =========  =====

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


Note 5  Cash Dividend Declared
        ----------------------

On October 24, 2000, the Board of Directors declared a quarterly cash dividend of $.11 per common share to stockholders of record on November 9, 2000 payable on November 30, 2000.

Note 6  Capital Compliance
        ------------------

The following table presents Empire's compliance with its regulatory capital requirements of September 30, 2000 (dollars in thousands):
                                                                Percentage
                                                      Amount    of Assets
                                                      ------    ---------

GAAP capital(1)                                     $ 27,359      22.74%
                                                     =======     ======

Tangible capital                                    $ 26,041      22.00%
Tangible capital requirement                           1,775       1.50%
                                                     -------     ------
   Excess                                           $ 24,266      20.50%
                                                     =======     ======

Core capital                                        $ 26,041      22.00%
Core capital requirement                               3,551       3.00%
                                                     -------     ------
   Excess                                           $ 22,490      19.00%
                                                     =======     ======

Total risk-based capital(2)                         $ 27,246      42.22%
Total risk-based capital requirement(2)                5,163       8.00%
                                                     -------     ------
   Excess                                           $ 22,083      34.22%
                                                     =======     ======

     (1) Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $885,000 and $433,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
     (2)  Based on risk-weighted assets of $64,534,000.

Note 7  Operating Segment Information
        -----------------------------

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

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information as of and for the nine months ended September 30, 2000 and 1999.

2000:                       Empire       Dime        Other      Consolidated
                            ------       ----        -----      ------------
 Net interest income    $  3,291,356     10,880       91,596       3,393,832
 Non-interest income         412,478    411,501        4,575         828,554
                        ------------   --------   ----------     -----------
   Total income            3,703,834    422,381       96,171       4,222,386

 Provision for loan
  losses                      45,000          -            -          45,000
 Other non-interest
  expense                  1,913,946    426,956      292,641       2,633,543
                        ------------   --------   ----------     -----------
   Income before income
    taxes                  1,744,888     (4,575)    (196,470)      1,543,843
Income taxes                 670,825          -      (70,470)        600,355
                        ------------   --------   ----------     -----------
   Net income           $  1,074,063     (4,575)    (126,000)        943,488
                        ============   ========   ==========     ===========

Assets                  $120,412,727    518,578     (598,760)    120,332,545
Net loans                 75,460,056          -            -      75,460,056
Deposits                  75,881,834          -     (339,644)     75,542,190
Stockholders' equity      27,359,655    433,285      235,363      28,028,303
                        ============   ========   ==========     ===========
1999:
 Net interest income    $  3,096,809      6,972      141,150       3,244,931
 Non-interest income         262,701    440,361      (20,437)        682,625
                        ------------   --------   ----------     -----------
   Total income            3,359,510    447,333      120,713       3,927,556

Provision for loan
 losses                            -          -            -               -
Other non-interest
 expense                   1,649,847    422,925      256,880       2,329,652
                        ------------   --------   ----------     -----------
   Income before income
    taxes                  1,709,663     24,408     (136,167)      1,597,904
Income taxes                 656,100      3,904      (35,600)        624,404
                        ------------   --------   ----------     -----------
   Net income           $  1,053,563     20,504     (100,567)        973,500
                        ============   ========   ==========     ===========

Assets                  $111,368,780    518,593     (493,857)    111,393,516
Net loans                 56,234,919          -            -      56,234,919
Deposits                  70,641,599          -     (321,906)     70,391,693
Stockholders' equity      30,132,237    437,352    2,399,807      32,969,396
                        ============   ========   ==========     ===========

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information for the three months ended September 30, 2000 and 1999.

2000:                       Empire       Dime        Other      Consolidated
                            ------       ----        -----      ------------

 Net interest income    $  1,097,493      3,642       23,040       1,124,175
 Non-interest income         127,438    146,687       (4,533)        269,582
                        ------------   --------   ----------     -----------
   Total income            1,224,921    150,329       18,507       1,393,757

 Provision for loan
  losses                      15,000          -            -          15,000
 Other non-interest
  expense                    661,550    145,346       74,300         881,196
                        ------------   --------   ----------     -----------
   Income before income
    taxes                    548,371      4,983      (55,793)        497,561
Income taxes                 210,700          -      (15,950)        194,750
                        ------------   --------   ----------     -----------
   Net income           $    337,671      4,983      (39,843)        302,811
                        ============   ========   ==========     ===========


1999:
 Net interest income    $  1,017,643      2,548       37,354       1,057,545
 Non-interest income          95,682    145,742       (7,848)        233,576
                        ------------   --------   ----------     -----------
   Total income            1,113,325    148,290       29,506       1,291,121

Provision for loan
 losses                            -          -            -               -
Other non-interest
 expense                     557,538    139,437       64,452         761,427
                        ------------   --------   ----------     -----------
   Income before income
    taxes                    555,787      8,853      (34,946)        529,694
Income taxes                 214,100      1,005       (8,500)        206,605
                        ------------   --------   ----------     -----------
   Net income           $    341,687      7,848      (26,446)        323,089
                        ============   ========   ==========     ===========

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

Operating Strategy

The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. The Bank considers Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2000. In addition, the Bank opened a loan production office in Missoula, Montana during the third quarter of 2000. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The portfolio also includes U. S. Government agency securities. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

The Bank relies to a significant extent on borrowings from the FHLB of Seattle to finance its short-term and, to a certain extent, its longer term financing needs. The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. In recent periods, borrowings from the FHLB of Seattle have been available at rates that are more favorable than the rates that the Bank would be required to pay on deposits. Further, borrowings from the FHLB are available at various maturities, facilitating the accurate matching of asset and liability maturity dates. The Bank has used these available borrowings during the past nine months in part to fund expansion of its lending activities and treasury stock repurchases.

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

Financial Condition
Consolidated assets increased by approximately $5.8 million, or 5.1%, from $114.5 million at December 31, 1999 to $120.3 million at September 30, 2000.

Investments and mortgage-backed securities available-for-sale decreased $10.3 million, or 25.1% from $41.1 million at December 31, 1999 to $30.8 million at September 30, 2000 as the result of sales amounting to $6.6 million and maturities and payments of $4.3 million and an increase in market value of $414,000. Net loans increased $15.9 million, or 26.7%, from $59.6 million at December 31, 1999 to $75.5 million at September 30, 2000.

Deposits increased from $71.4 million at December 31, 1999 to $75.5 million at September 30, 2000.

Premises and equipment increased by $1.0 million, or 35.5% from $2.9 million at December 31, 1999 to $3.9 million at September 30, 2000 primarily as the result of the remodeling costs associated with the property in Billings, Montana for the new branch facility.

Stockholders' equity decreased from $32.8 million at December 31, 1999, to $28.0 million at September 30, 2000. The change is the result of net income of $943,000, the release of ESOP shares in the amount of $121,000 and an increase of $252,000 related to the market value of securities available-for-sale. In addition, 8,942 shares of MRDP vested and unearned MRDP compensation was reduced by $143,000. Stockholders' equity was also decreased by the payments of $554,000 in dividends. During the nine months ended September 30, 2000, the Company repurchased 439,127 shares of its common stock in the open market for an average price of $12.83 per share for a total of $5.6 million. There were 1,029,957 shares held in treasury at September 30, 2000, and 590,830 shares at December 31, 1999.

Asset Quality
At September 30, 2000, the Bank had no nonaccrual loans. At September 30, 2000, the Bank had sixteen loans delinquent over 30 days amounting to $1,039,000 of which one loan amounting to $8,000 was delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

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

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Net Income. Net income decreased by $30,000 to $944,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. While the net income is approximately the same for the two comparative periods, several components of net income changed and are discussed in the following narrative.

Net Interest Income. Net interest income increased $149,000, or 4.6%, from $3.2 million for the nine months ended September 30, 1999 to $3.4 million for the same period in 2000. The interest rate spread increased from 2.89% for the nine months ended September 30, 1999 to 2.92% for the comparable period in 2000.

Interest Income. Total interest income increased by $772,000, or 13.9% from $5.6 million for the nine months ended September 30, 1999 to $6.3 million for the same period in 2000. The increase was primarily attributable to an increase in average interest earning assets of $5.7 million, or 5.4% from $104.7 million for the nine months ended September 30, 1999 as compared to the comparable period in 2000. Average outstanding loans increased $15.6 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $7.6 million. The yield on interest earning assets for the nine months ended September 30, 2000, was 7.7% as compared to 7.1% for the comparable period in 1999.

Interest Expense. Total interest expense was $2.9 million for the nine months ended September 30, 2000, as compared to $2.3 million for the same period in 1999. Interest on deposits increased by $320,000, or 15.1%, and interest on notes payable and other debt increased by $304,000, or 149.9%.

Average deposits for the nine months ended September 30, 2000 amounted to $72.3 million as compared to $68.3 million for the same period in 1999. In addition to the increase in average deposits, the cost of deposits increased from 4.1% for the nine months ended September 30, 1999 to 4.5% for the same period in 2000 reflecting a general increase in interest rates in the Bank's markets.

Other interest expense of $506,000 for the nine months ended September 30, 2000 includes $467,000 related to borrowings from the FHLB and $39,000 associated with the purchase of the main office building. Other interest expense for the comparable period in 1999 included $160,000 related to FHLB borrowings and $43,000 associated with the purchase of the main office building.

Provision for Loan Losses. The provision for loan losses was $45,000 for nine months ended September 30, 2000 as compared to no provision for the same period in 1999. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .36% at September 30, 2000, and .39% at September 30, 1999. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income. Non-interest income increased $145,000 for the nine months ended September 30, 2000, as compared to the same period in 1999 primarily as the result of the net gain on the sale of investments of $185,000, offset by a decrease in commissions from insurance companies of $36,000.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The net gain on sale of investments was the result of the sale of $6.4 million of mortgage-backed securities and bonds for a loss of $160,000 offset by the sale of 7,500 shares of FHLMC stock for a gain of $344,000. Most of the proceeds of these sales were used to fund the repurchase of treasury shares and to fund loan originations during the nine months ended September 30, 2000.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $399,000 and $435,000 were received for the nine months ended September 30, 2000 and 1999, respectively. The decrease in commission income resulted primarily from decreases in premiums and commissions from key companies represented by Dime. Increased competition and possible future decreases in commissions will continue to impact Dime's financial results.

Non-Interest Expense. Total non-interest expense increased $304,000 or 13.0% for the nine months ended September 30, 2000, compared to the same period in 1999. Included in this increase is a $155,000 increase in compensation expense which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings and the Missoula loan production office. Occupancy expense also increased from $301,000 for the nine months ended September 30, 1999 to $354,000 primarily as the result of additional cost associated with the new branch facility.

Additional net increases in other non-interest expense amounting to $95,000 were primarily the result of increased legal, consulting and auditing costs as well as additional costs associated with the opening of the branch office in Billings and the loan production office in Missoula.

Income Taxes.  Income taxes were approximately the same for the nine months
ended September 30, 2000 and 1999.   The effective combined federal and state
tax rate was 38.9% and 39.1% for the nine months ended September 30, 2000 and 1999, respectively.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

Net Income. Net income decreased by $20,000 to $303,000 for the three months ended September 30, 2000 as compared to $323,000 for the same period in 1999. While the net income is approximately the same for the two comparative periods, several components of net income changed and are discussed in the following narrative.

Net Interest Income. Net interest income increased $67,000, or 6.3%, from the three months ended September 30, 1999 compared to the same period in 2000.
The interest rate spread increased from 2.73% for the three months ended September 30, 1999 to 2.93% for the comparable period in 2000.

Interest Income. Total interest income increased by $318,000, or 17.1% from $1.9 million for the three months ended September 30, 1999 to $2.2 million for the same period in 2000. The increase was primarily attributable to an increase in average interest earning assets of $4.1 million, or 3.8% from $106.4 million for the three months ended September 30, 1999 as compared to the comparable period in 2000. Average outstanding loans increased $18.0 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $12.2 million. The yield on interest earning assets for the three months ended September 30, 2000, was 7.9% as compared to 7.0% for the comparable period in 1999.

Interest Expense. Total interest expense was $1.1 million for the three months ended September 30, 2000, as compared to $801,000 for the same period in 1999. Interest on deposits increased by $130,000, or 17.9%, and interest on notes payable and other debt increased by $121,000, or 166.3%.

Average deposits for the three months ended September 30, 2000 amounted to $73.9 million as compared to $70.1 million for the same period in 1999. In addition to the increase in average deposits, the cost of deposits increased from 4.2% for the three months ended September 30, 1999 to 4.7% for the same period in 2000 reflecting a general increase in interest rates in the Bank's markets.

Other interest expense of $194,000 for the three months ended September 30, 2000 includes $181,000 related to borrowings from the FHLB and $13,000 associated with the purchase of the main office building. Other interest expense for the comparable period in 1999 included $59,000 related to FHLB borrowings and $14,000 associated with the purchase of the main office building.

Provision for Loan Losses. The provision for loan losses was $15,000 for three months ended September 30, 2000 as compared to no provision for the same period in 1999. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans was
 .36% at September 30, 2000, and .39% at September 30, 1999.

Non-Interest Income. Non-interest income increased $36,000 for the three months ended September 30, 2000, as compared to the same period in 1999 primarily as the result of the net gain on the sale of investments of $34,000 for the three month period ended September 30, 2000. Commissions from insurance companies was $146,000 for the three month period ended September 30, 2000, an increase of $1,000 over the comparable period in 1999. Insurance commissions received from Dime are the largest component of non-interest income. Increased competition and possible future decreases in commissions will continue to impact Dime's financial results.

Non-Interest Expense. Total non-interest expense increased $120,000 or 15.7% for the three months ended September 30, 2000, compared to the same period in 1999. Included in this increase is a $54,000 increase in compensation expense which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings and the Missoula loan production office.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Other non-interest expense increased 28.3% from $165,000 for the three month period ended September 30, 1999 to $212,000 for the comparable period in 2000. The increases are primarily related to costs associated with opening of the new branch in Billings and the loan production office in Missoula, and increases in consulting, legal and auditing costs.

Income Taxes. Income taxes decreased $12,000 from the three-month period ended September 30, 1999 as compared to the same period in 2000 as the result
of the decrease in income before income taxes.   The effective combined
federal and state tax rate was 39.1% and 39.0% for the three months ended September 30, 2000 and 1999, respectively.

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

Item 5. Other Information
          None.

Item 6. Exhibits and Reports on Form 8-K
        (a)   Exhibits

        3.1   Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)

        3.2   Bylaws of Empire Federal Bancorp, Inc. (1)

       10.1   Employment Agreement with Kenneth P. Cochran(4)

       10.2   Employment Agreement with William H. Ruegamer (3)

       10.3   Employee Stock Ownership Plan (1)

       10.4   Management Recognition and Development Plan (2)

       10.5   Stock Option Plan (2)

       10.6   Financial Institution's Thrift Plan 401(k)(3)

       21     Subsidiaries of the Registrant (3)

       27     Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2000.

        (b) Report on Form 8-K   Three Form 8-K's were filed on April 11,
                                  2000, September 18, 2000 and September 26,
                                  2000.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.



By   s/s Kenneth P. Cochran                      November 10, 2000
     ------------------------------------     ----------------------
     Kenneth P. Cochran                               Date
     President & Chief Executive Officer
     (Principal Executive Officer)




By   s/s Linda M. Alkire                         November 10, 2000
     ------------------------------------     ----------------------
     Linda M. Alkire                                  Date
     Treasurer & Chief Financial Officer