Form 10KSB40
period 2000-12-31
EMPIRE FEDERAL BANCORP INC
filed 2001-03-30
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ---------------------------

                                 FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934

     For the year ended December 31, 2000

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-28934

                         EMPIRE FEDERAL BANCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                          81-0512374
        --------                                          ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

123 South Main Street, Livingston, Montana                  59047
------------------------------------------                ---------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (406) 222-1981
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. YES [x] NO [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "EFBC" on March 9, 2001, was $21,186,564 (1,562,143 shares at $13.5625 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders are affiliates.

 The Registrant's revenues for the year ended December 31, 2000 were $9,777,326.

                    DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Annual Report to Stockholders for the year ended December 31, 2000 (Parts I and II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

                                 PART I

Item 1. Business

     Empire Federal Bancorp, Inc. (the "Corporation"), a Delaware corporation, was incorporated on September 20, 1996 for the purpose of becoming the holding company for Empire Bank ("Empire" or the "Bank") upon its conversion from a federal mutual savings and loan association to a federal stock bank ("Conversion") (the Corporation and Empire Federal shall at times be referred to as the "Corporation"). The Conversion was completed on January 23, 1997. At December 31, 2000, the Corporation had total assets of $125.0 million, total deposits of $77.7 million and stockholders' equity of $28.9 million. The Corporation has not engaged in any significant activity other than holding the stock of Empire Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Empire Bank.

     Empire Federal was organized in 1923 as a Montana-chartered mutual building and loan association under the name "Empire Building and Loan Association." In 1970, the Bank converted to a federal charter and adopted the name "Empire Federal Savings and Loan Association of Livingston." In connection with the Conversion, the Bank changed its title to "Empire Federal Savings Bank." In 2000, the Bank adopted its current corporate title. The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. During 2000, the Bank changed its name to Empire Bank.

     The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to- four-family residential dwellings. The Bank considers Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, which was opened in April 2000. During 2000, the Bank opened a loan production office in Missoula, Montana and plans to open a full service branch in that community during 2001. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four-family residential properties. The portfolio also includes U.S. Government agency securities. Investment securities, including mortgage-backed securities and FHLB stock, totaled $36.0 million, or 28.8%, of total assets at December 31, 2000. In addition to interest and dividend income on loans and investments, the Bank receives other income from the sale of insurance products through its wholly-owned subsidiary, Dime Service Corporation.

     As evidenced by the new branch in Billings and an increase in commercial and business loans in 2000, the Corporation's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. This new strategy may subject the Corporation to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Corporation will be successful in implementing this new business strategy or in managing growth. For further information regarding the segments of the Corporation's business, see Note 19 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Stockholders ("Annual Report") incorporated herein by reference.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated. The Bank had no concentration of loans of a given category exceeding 10% of total gross loans other than as set forth below.

                                                At December 31,
                                -----------------------------------------------
                                       2000                        1999
                                ------------------          ------------------
                                Amount     Percent          Amount     Percent
                                ------     -------          ------     -------
                                           (Dollars in Thousands)
One- to four-family........    $46,128      55.63%         $41,724      67.99%
Loans held for sale........      1,497       1.80               -          -
Multi-family...............      5,158       6.22            5,308       8.65
Commercial real estate.....     12,468      15.04            7,108      11.58
Commercial.................      6,182       7.46            1,789       2.92
Consumer...................      5,026       6.06            2,546       4.15
Share loans................        459        .55              486        .78
Construction...............      6,003       7.24            2,409       3.93
                                ------     -------          ------     -------
Total......................     82,921     100.00%          61,370     100.00%
                                           =======                     =======
Less:
Loans in process...........        404                       1,224
Deferred loan origination
  fees and costs...........        321                         350
Allowance for loan losses..        336                         226
                               -------                     -------
Total loans, net...........    $81,860                     $59,570
                               =======                     =======

     Permanent Residential One- to Four-Family Mortgage Loans. Historically, the primary lending activity of the Bank has been the origination for portfolio of permanent residential one- to four-family first mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 2000, $46.1 million, or 55.63%, of the Bank's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans, with an average balance of $68,000.

     The Bank presently originates for its portfolio fixed-rate mortgage loans secured by non-owner occupied one-to-four-family properties with terms of up to 20 years and up to 30 years for owner-occupied residential properties. At December 31, 2000, $45.3 million, or 54.68%, of the total loans before net items were fixed rate one- to four-family loans and $2.2 million, or 2.65%, were adjustable rate mortgage ("ARM") loans. The Bank has offered two ARM loan products for portfolio which adjust annually subject to a limitation on the annual increase of 1.5% to 2.0% and an overall limitation of 5.0% or to a specific ceiling rate. These ARM products utilize either the OTS Monthly Median Cost of Funds Index or the Semi-Annual Cost of Funds Index ("COFI"). Loans based on the COFI constitute a majority of the Bank's ARM loans. The COFI is a lagging model index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment.

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

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner occupied properties to 80% of the lesser of the appraised value or the purchase price, however, most loans have loan-to-value ratios of 75% or less. Property valuations are required on all properties.

     The Bank offers fixed-rate, permanent owner-occupied one-to-four-family mortgage loans with terms of up to 30 years. Substantially all permanent one-to-four-family loans have original contractual terms to maturity of 20 to 25 years and are primarily made for loan amounts of less than $250,000. Such loans generally are amortized monthly with principal and interest due each month and customarily include "due-on-sale" clauses. The Bank enforces due-on-sale clauses to the extent permitted under applicable laws. Substantially all of the Bank's mortgage loan portfolio consists of conventional loans. The Bank has not originated significant amounts of mortgage loans on second residences.

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

     Construction Loans. The Bank originates construction loans primarily for the construction of single-family residences and multi-family properties. Construction loans generally convert to a secondary market permanent loan upon the completion of construction. At December 31, 2000, construction loans amounted to $6.0 million, or 7.24%, of the Bank's total loan portfolio, before net items as compared to $2.4 million, or 3.93%, at December 31, 1999. The increase is primarily the result of an increase in the construction of one-to-four-family residences. During the construction phase, the borrower pays only interest on the loan. The borrower is qualified at the interest rate for the secondary market permanent loan. The Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Bank periodically reviews the progress of the underlying construction project. Construction lending is generally limited to the Bank's primary lending areas and is underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction and the possibility of costs exceeding the initial estimates.

     Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At December 31, 2000, the Bank's loan portfolio included $5.2 million in multi-family loans and $12.5 million in commercial real estate loans as compared to $5.3 million and $7.1 million, respectively, at December 31, 1999.

     Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be influenced by adverse conditions in the real estate market or the economy.

     Multi-family and commercial real estate loans originated by the Bank are predominately fixed-rate loans with amortization terms of 15 to 20 years and balloons at three to five years. The Bank's commercial real estate portfolio consists of loans on a variety of properties located in the Bank's primary market area, including office buildings, churches, hotels and motels. Multi-family loans generally are secured by small to medium-sized apartment buildings. Appraisals on properties, which secure multi-family and commercial real estate loans, are performed by an independent appraiser engaged by the Bank before the loan is made. Underwriting of commercial and multi-family loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers. The Bank imposes a debt coverage ratio of 1.25x to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments plus provide an acceptable return to the investor. Operating statements on each multi-family and commercial real estate loan are required and reviewed by management on an annual basis.

     At December 31, 2000, the average loan balance of the Bank's multi-family loans was $191,000. At December 31, 2000, the Bank had four multi-family loans in excess of $500,000 with two borrowers with an aggregate balance of $1.5 million. The Bank had 13 commercial real estate loans in excess of $500,000 with nine borrowers with an aggregate balance of $8.5 million. The increase in commercial real estate loans during 2000 was the result of the planned emphasis on offering full service banking products to the Bank's markets.

     Consumer Lending. The Bank's consumer loan portfolio consists primarily of home equity, home improvement, share loans and, to a substantially lesser extent, mobile home and automobile loans. At December 31, 2000 the Bank's consumer loans totalled approximately $5.5 million, or 6.6%, of the Bank's gross loans of which $3.9 million, or 4.6%, consisted of home equity and home improvement loans.

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

     Commercial Business Lending. During 1999, the Bank began to offer commercial loans to its customers. The Bank's commercial business lending activities focuses primarily on small to medium size business owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 2000, commercial business loans amounted to $6.2 million, or 7.46% of total loans as compared to $1.8 million or 2.92% of total loans at December 31, 1999. The Bank had 10 commercial business loans in excess of $200,000 with 10 borrowers with an aggregate balance of $3.4 million. The borrowers include auto dealers, retail establishments, hospitals, motels and restaurants.

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

     Maturity of Loan Portfolio. The following table sets forth the maturity of
the Bank's loan   portfolio at December  31, 2000.  The table does not include prepayments of scheduled principal  repayments.  All loans are shown as maturing based on contractual maturities.

                                                    Commercial
         Consumer
                          1-4 Family  Multi-family  Real Estate  Construction
Commercial  and Share  Total
                          ----------  ------------  -----------  ------------
----------  ---------  ------
                                                       (In Thousands)
Amounts Due:
Within 3 months                $ 357         $  -         $  -        $ 2,052
$ 1,362      $ 220  $3,991
  3 months to 1 year......       613            -         1,159         3,468
  2,812        669   8,721

After 1 year:
  1 to 3 years............     3,081           870        3,826           483
    549      1,162   9,971
  3 to 5 years............     5,504         1,224        4,674            -
    878      1,818  14,098
  5 to 10 years...........     6,976           937        1,979            -
    276        722  10,890
  10 to 20 years..........    20,016         2,127          830            -
    305        746  24,024
  Over 20 years...........    11,078            -            -             -
     -         148  11,226
                              ------        ------      -------       -------
 ------      -----  ------
Total due after one year..    46,655         5,158       11,309           483
  2,008      4,596  70,209
                              ------        ------      -------       -------
 ------      -----  ------
Total amount due..........   $47,625        $5,158      $12,468        $6,003
 $6,182     $5,485 $82,921
                             =======        ======      =======        ======
 ======      =====
Less:
 Allowance for loan loss..
                       336
 Loans in process.........
                       404
 Deferred loan fees.......
                       321

                  --------
Loans receivable, net.....
                   $81,860

                  ========

     The following table sets forth the dollar amount of all loans due after December 31, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                       Fixed-
Floating- or
                                                       Rates
Adjustable-Rates          Total
                                                       -------
----------------          -----
                                                                           (In
Thousands)
 One- to four-family ................................  $45,430
$2,195            $47,625
 Multi-family........................................    4,200
  958              5,158
 Commercial Real Estate..............................    9,891
2,577             12,468
 Construction........................................    2,643
3,360              6,003
 Commercial..........................................    2,373
3,809              6,182
 Consumer and share..................................    3,950
1,535              5,485
                                                       -------
--------          ---------
     Total...........................................  $68,487
$14,434            $82,921
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

     Loan Solicitation and Processing. Real estate loan customers are solicited through advertising media and contacts with local real estate brokers. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. All of the Bank's lending is subject to its written nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Bank's Board of Directors. Commercial loan customers are solicited through advertising media, but loan officers contact with potential borrowers is the primary source of new commercial loans.

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

     Loan Commitments. Loan commitments typically contain a termination date of 30 days from the date of the commitment letter that is issued at the time the loan is approved. The Bank had outstanding loan commitments of approximately $4.5 million at December 31, 2000, most of which were for fixed rate/single maturity payment loans.

   Loan Originations, Sales and Purchases. During the year ended December 31, 2000, the Bank's total gross loan originations were $49.5 million.

   The Bank has occasionally originated or participated in loans secured by properties outside the State of Montana. These properties are primarily located in California but also include loans secured by one-to-four-family properties in Massachusetts, Utah and Colorado. At December 31, 2000, these loans amounted to $894,000 and consisted of (i) $292,000 in permanent residential one-to-four-family mortgage loans, (ii) $323,000 in multi-family loans, and (iii) a participation interest in a commercial real estate loan for $305,000. The Bank has purchased loan participation interests primarily during periods of reduced loan demand in its market area. At December 31, 2000, the Bank had three participations in its primary market area with a balance of $126,000. Any such purchases are made in conformance with the Bank's underwriting standards. The Bank may decide to purchase additional loans outside its market area in the future depending upon the demand for mortgage credit in its market area, however, it has not purchased any participation interests outside of its primary market area during the past five years. During the year ended December 31, 2000 the Bank originated four loans amounting to $776,000 on properties located in Arizona, Virginia and Wyoming.

   Historically, the Bank has been a portfolio lender, maintaining the residential mortgage loans it originates in its portfolio rather than selling them in the secondary market. Subject to market conditions, management will utilize and expand sales of mortgage loans in the secondary market. During the year ended December 31, 2000, the Bank sold $5.8 million of single-family mortgage loans in the secondary market. The Billings branch and the Missoula loan production office were the most active of the Bank's branch offices in these sales.

     The following table sets forth the Bank's originations and loan sales and principal repayments during the periods indicated. Mortgage loan originations during the periods indicated includes fixed-rate, adjustable rates and, in some cases, balloon payment loans.

                                         Year Ended December 31,
                                         2000                 1999
                                        ------               ------
                                              (In Thousands)
Total gross loans receivable at
  beginning of period................  $61,370              $50,233

Loans originated:
 One- to four-family.................   13,267                9,027
 Multi-family........................    2,429                1,809
 Construction........................   12,553                4,762
 Commercial real estate..............    5,233                7,158
 Commercial..........................   11,292                1,443
 Consumer............................    4,737                1,299
                                       -------               ------
Total loans originated...............   49,511               25,498

Loans sold:
 Whole loans.........................    5,814                   -
 Participations sold.................       -                    -
                                       -------              -------
Total loans sold.....................    5,814                   -
                                       -------              -------
Loan principal repayments............  (22,146)             (14,361)
                                       -------              -------
Net loan activity....................   21,551               11,137
                                       -------              -------
Total gross loans receivable
  at end of period...................  $82,921              $61,370
                                       =======              =======

     Loan Origination and Other Fees. The Bank charges loan origination fees, which are a percentage of the principal amount of the mortgage loan. The amount of fees charged by the Bank is generally up to 1% for mortgage loans and 2% for construction loans. The Bank generally does not charge fees for home equity loans. Current accounting standards require that origination fees received (net of certain loan origination costs) be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $321,000 in net deferred loan fees at December 31, 2000.

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

     After such attempts have been made by the Bank, or earlier if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is then reduced by the full amount of accrued and uncollected interest.

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

     Except for one nonaccrual loan amounting to $14,000 at December 31, 1999, the Bank did not have any nonaccrual loans, accruing loans contractually past due 90 days or more as to principal or interest payments, or troubled debt restructurings within the meaning of Statement of Financial Accounting Standards, ("SFAS") No. 15 at December 31, 2000 and 1999. Loans amounting to $1.3 million and $782,000 were past due, but still accruing interest at December 31, 2000 and 1999, respectively.

     Real Estate Owned. The Bank had no real estate acquired through foreclosure or in satisfaction of loans at December 31, 2000 or 1999.

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

     At December 31, 2000, the Bank had one substandard loan totaling $7,000 and at December 31, 1999 had two substandard loans totaling $24,000.

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

     At December 31, 2000, the Bank had an allowance for loan losses of $336,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations in accordance with accounting principles generally accepted in the United States of America, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will continue to be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                       Year Ended December 31,
                                                        2000           1999
                                                       ------         ------
                                                      (Dollars in Thousands)
Total loans outstanding before net items........      $82,921        $61,370
                                                      =======        =======

Allowance balance at beginning
    of year.....................................      $   226        $   220
                                                      -------        -------

Provision ......................................
       One-to-four family.......................           10             18
       Commercial real estate ..................           60             -
       Commercial ..............................           40             -
                                                      -------        -------
Total...........................................          110             18
                                                      -------        -------
Net charge-offs.................................
       Commercial...............................           -               9
       Consumer.................................           -               3
                                                      -------        -------
Total...........................................           -              12
                                                      -------        -------
Allowance balance at end of year................      $   336        $   226
                                                      =======        =======
Allowance for loan losses as a percent
    of total loans outstanding..................         0.41%          0.38%
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

                                                  At December 31,
                                   --------------------------------------------
                                           2000                   1999
                                   -------------------     --------------------
                                                % of                   % of
                                               Loans                   Loans
                                               in Each                 in Each
                                              Category                Category
                                              to Total                to Total
                                    Amount      Loans       Amount      Loans
                                    ------     -------      ------     -------
                                          (Dollars in Thousands)
One- to four-family ..........        $150      57.43%        $140      67.99%
Commercial real estate........         100      15.04           40      11.58
Commercial....................          40       7.46           -        2.92
Multi-family..................          25       6.22           25       8.65
Construction..................           9       7.24            9       3.93
Consumer and share............          12       6.61           12       4.93
                                    ------     -------      ------     -------
  Total allowance.............        $336     100.00%        $226     100.00%
                                    ======     =======      ======     =======

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

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 2000, the Bank's regulatory liquidity of 41.56% was significantly in excess of the 4% required by Office of Thrift Supervision (the "OTS") regulations. The securities in the Bank's investment portfolio provide it with liquidity for funding loan originations and enables the Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Corporation's 2000 Annual Report to Stockholders which is incorporated herein by reference.

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

     At December 31, 2000, the Bank's investment and mortgage-backed securities portfolio totaled $34.4 million and consisted principally of U.S. Government and agency mortgage-backed securities. At December 31, 2000, the Bank had investment securities available-for-sale with an estimated market value of $2.8 million, which consists of stock in the FHLMC. The FHLMC common stock at December 31, 2000 had an amortized cost of $47,000 and an estimated market value of $2.8 million. The market value of the FHLMC common stock has increased significantly since its purchase in the mid-1980's. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Bank as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (iii) enable the Bank to use mortgage-backed securities as collateral for financing; and (iv) invest excess funds during periods of reduced loan demand. Included in the Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits ("REMICs"), which mature between 2008 and 2028 and have interest rates based primarily on the rate paid on U.S. Treasury securities and the COFI. At December 31, 2000, net mortgage-backed securities totaled $31.6 million, or 25.30%, of total assets. At December 31, 2000, $10.6 million of the mortgage-backed securities had adjustable rates of interest and $21.0 million had fixed rates. The mortgage-backed securities portfolio had coupon rates ranging from 4.50% to 12.75% and had a weighted average yield of 6.82% during the year ended December 31, 2000. At December 31, 2000, the amortized cost of the Bank's mortgage-backed securities held-to-maturity was $5.0 million.

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

     REMICs are generally created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Investment practices of the Bank prohibit the purchase of high risk REMICs. The Bank held REMICs with a net carrying value of $15.0 million at December 31, 2000. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At December 31, 2000, the Bank did not own any privately issued REMICs.

     Thrift Bulletin Number 52 ("TB-52"), the OTS Policy Statement on securities portfolio policies and unsuitable investment practices, requires that institutions classify mortgage derivative products acquired, including REMICs and certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At December 31, 2000, the Bank held $3.3 million securities that are identified under TB-52 as "high-risk mortgage securities." The Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high risk investments pursuant to Federal Financial Institutions Examination Council standards.

     Derivatives also include "off balance sheet" financial products whose value is derived from the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments.

     Of the Bank's $31.6 million mortgage-backed securities portfolio at December 31, 2000, $2.9 million had contractual maturities within six years and $28.7 million had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     The following table sets forth information regarding the Bank's mortgage-backed securities (including REMICs) activity for the periods indicated.

                                                        Year Ended December 31,
                                                          2000            1999
                                                         ------          ------
                                                             (In Thousands)
Beginning balance.................................      $42,427         $45,369
                                                        -------         -------

Mortgage-backed securities purchased..............           -           15,601

Amortization of premiums, net of discount
    accretion.....................................          (73)            (70)
Principal repayments and change in
   fair market value..............................      (10,724)        (18,473)
                                                        -------         -------
      Ending balance..............................      $31,630         $42,427
                                                        =======         =======

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                     At December 31,
                                     ------------------------------------------
                                             2000                   1999
                                     ------------------    --------------------
                                               Percent                Percent
                                       Amount  of Total      Amount   of Total
                                      -------  -------      -------    -------
                                                (Dollars in Thousands)
Mortgage-backed securities:
 REMIC..............................  $15,037    47.54%     $16,062      37.86%
 GNMA...............................    3,945    12.47        5,635      13.28
 FNMA...............................   11,185    35.36       17,287      40.74
 FHLMC..............................    1,463     4.63        3,443       8.12
                                      -------  -------      -------    -------
   Total............................  $31,630   100.00%     $42,427     100.00%
                                      =======  =======      =======    =======


     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities portfolio as of December 31, 2000:

                       Contractual Maturities Due in Year(s) Ended December 31,
                     -----------------------------------------------------------
                                              2004    2007     2017
                                               to      to      and
                      2001    2002    2003    2006    2016   Thereafter   Total
                     ------  ------  ------  ------  ------  ----------   -----
                                         (In Thousands)
Mortgage-backed
 securities........  $  503  $   15  $   16  $2,344  $6,560    $22,192  $31,630
                     ======  ======  ======  ======  ======    =======  =======


     The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock at the dates indicated.

                                                           At December 31,
                                                      2000                1999
                                                      ----                ----
                                                            (In Thousands)
Securities available-for-sale (1) (2)..........        2,769             5,069
Interest-bearing deposits......................          165               684
FHLB stock.....................................        1,561             1,464
                                                    --------           -------
   Total.......................................       $4,495            $7,217
                                                      ======            ======

(1)  Includes FHLMC common stock and mutual funds.
(2)  Excludes mortgaged-backed securities.

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's available-for-sale investment securities portfolios as of December 31, 2000.

                                One Year or Less     Total Investment Securities
                                Carrying  Average     Carrying Average   Market
                                 Value    Yield        Value   Yield     Value
                               --------  --------    --------  -------  -------
                                            (Dollars in Thousands)
Securities available-for-sale..  $2,769(1)   1.01%     $2,769    1.01%   $2,769
                               ========  ========    ======== ========  =======

(1) Consists of FHLMC common stock.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle may be used to compensate for reductions in the availability of funds from other sources. At December 31, 2000, the Bank had $16.2 million in borrowings from the FHLB.

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

     The following table sets forth certain information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 2000.

Weighted                                                             Percentage
Average       Original     Checking and          Minimum             of Total
Interest Rate  Term        Savings Deposits      Balance   Balance   Deposits
------------- --------     -----------------     -------   -------   ----------
                                                 (In Thousands)
2.06%         None         NOW accounts             $200   $13,116      16.88%
3.00          None         Regular savings           100    11,199      14.42
4.75          None         Money market accounts   1,000    11,264      14.51

                           Certificates of deposit:
                           -----------------------
5.52          1-3 months   Fixed term, fixed rate    500     1,141       1.47
6.06          4-6 months   Fixed term, fixed rate    500     5,808       7.48
5.74          7-12 months  Fixed term, fixed rate    500    10,005      12.88
5.82          13-24 months Fixed term, fixed rate    500    12,536      16.14
5.67          25-36 months Fixed term, fixed rate    500     4,357       5.61
6.57          37-48 months Fixed term, fixed rate    500     3,543       4.56
6.19         49-120 months Fixed term, fixed rate    500     2,897       3.73
6.54          Various      Jumbo certificates    100,000     1,801       2.32
                                                           -------    -------
                                                            77,667     100.00%
                                                                      =======
              Accrued interest on deposits                     162
                                                           -------
              Total                                        $77,829
                                                           =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

           Maturity Period                          Amount
           ---------------                      -------------
                                                (In Thousands)
Three months or less...................           $ 2,489
Over three through six months..........             1,540
Over six through 12 months.............             1,687
Over 12 months.........................             1,633
                                                  -------
     Total.............................            $7,349
                                                  =======

TIME DEPOSITS BY RATES

     The following table sets forth the time deposits in the Bank classified by rates at December 31, 2000.

                                                   Amount
                                                   ------
                                               (In Thousands)
      3.00 - 5.00%....................            $ 1,271
      5.01 - 7.00%....................             40,602
      7.01 - 8.00%....................                215
                                                 --------
            Total.....................           $ 42,088
                                                 ========

     The following table sets forth the amount and maturities of time deposits at December 31, 2000.

                                            Amount Due
                      --------------------------------------------------------
                                                              After
                      December 31, December 31, December 31, December 31,
                             2001       2002       2003       2004       Total
                            ------     ------     ------     ------      ------
                                           (In Thousands)
Time deposits............  $30,275     $5,463     $1,943     $4,407     $42,088
                           =======     ======     ======     ======
Accrued interest on
  certificate accounts...                                                   162
                                                                         ------
  Total.....................                                            $42,250
                                                                         ======

DEPOSIT ACTIVITIES

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                      Year Ended December 31,
                                                       2000            1999
                                                      ------          ------
                                                         (In Thousands)
Net increase before interest credited........       $  2,989         $ 2,057
Interest credited............................          3,325           2,884
                                                      ------          ------
Net increase in deposits.....................         $6,314         $ 4,941
                                                      ======          ======

BORROWINGS

     While savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to fund the purchase of investment and mortgage-backed securities. At December 31, 2000, the Bank was eligible to borrow up to approximately $29 million, and had borrowed $16.2 million.

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

                                                 Year Ended December 31,
                                                --------------------------
                                                 2000                1999
                                                ------              ------
                                              (Dollars in Thousands)
Short-term FHLB advances:
  Average balance outstanding.................  $6,346              $2,726
  Maximum amount outstanding at any
    month-end during the period............... $10,200              $4,800
  Weighted average interest rate
    during the period.........................    6.48%               5.01%
Total short-term borrowings at
  end of period............................... $10,200              $4,800


For additional information on all borrowings of the Corporation see Notes 8 and 9 of the Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

SUBSIDIARY ACTIVITIES

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporation, Dime Service Corporation, did not exceed these limits at December 31, 2000.

     Dime Service Corporation is a wholly-owned subsidiary of the Bank. It was established in 1985 to purchase and operate an insurance agency business. In 1992 and 1993, Dime Service Corporation purchased the insurance business of two local insurance agencies. Dime Service Corporation presently engages in full service property and casualty insurance activities under the name "Dime Insurance Agency." At December 31, 2000, the Bank's investment in Dime Service Corporation was $442,000. Dime Service Corporation had total assets of approximately $511,000 at December 31, 2000, and net income of approximately $4,000 for the year ended December 31, 2000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in Corporation's Annual Report which is incorporated herein by reference.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended December 31, 2000 was $50,700.

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

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.6 million at December 31, 2000.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to approximately
2.1 basis points for each $100 in domestic deposits for both BIF and SAIF members. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

     At December 31, 2000, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986 as amended ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2000, Empire Federal met the test and its QTL percentage was 93.93%.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2000, the Bank had tangible capital of $26.4 million, or 21.6% of adjusted total assets, which is approximately $24.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2000, the Bank did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institutions' supervisory rating. Core capital generally consists of tangible capital. At December 31, 2000, the Bank had core capital equal to $26.4 million or 21.6% of adjusted total assets, which is $22.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

     On December 31, 2000, the Bank had total risk-based capital of approximately $27.9 million, including $26.4 million in core capital and $1.5 million in qualifying supplementary capital, and risk-weighted assets of $69.0 million, or total capital of 40.4% of risk-weighted assets. This amount was $22.4 million above the 8% requirement in effect on that date.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Bank's limit on loans to one borrower was $4.3 million. At December 31, 2000, the Bank's largest aggregate amount of loans to one borrower was $2.2 million, all of which were performing according to their original terms.

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

     Financial Services Modernization Bill. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which, effective March 11, 2000, permitted qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitation on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

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

     Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At December 31, 2000, the Bank's post-1987 reserves were negligible. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank met the residential loan requirement for the taxable year ending December 31, 2000.

     Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At December 31, 2000, the Bank's total bad debt reserve for tax purposes was approximately $3.3 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

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

Competition

     The Bank operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks, thrift institutions and credit unions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources than the Bank at their disposal. At December 31, 2000, there were many commercial banks (including branch offices), two thrift institutions (in addition to the Bank) and two credit unions in Park, Gallatin and Sweet Grass Counties. In addition, the competition in the Bank's new markets, Billings and Missoula, is significantly higher than the historical market areas served by the Bank. Particularly in times of high market interest rates, the Bank has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Bank competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Bank's future growth and earnings prospects.

Personnel

     As of December 31, 2000, the Bank had 46 full-time employees, 12 of which are employed by Dime Service Corporation and four part-time employees, none of whom were represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Item 2. Description of Property

     The Bank has four offices. The main office is located at 123 South Main Street, Livingston, Montana 59047. The main office was opened in 1923 and the present square footage is approximately 15,000 feet. The Bank purchased the building effective July 1, 1998, which was approved by the OTS, for $750,000. The sellers accepted a 10-year 9% note as payment. The net book value of the property and equipment, including land previously owned, is $1.1 million.

     The Bank has branch offices located at 101 McLeod Street, Big Timber, Montana 59011, at 5 West Mendenhall Street, Bozeman, Montana 59715 and at 455 South 24th Street West, Billings, Montana 59108. The Big Timber branch office consists of approximately 2,000 square feet, was opened in 1980 in connection with the merger of the Big Timber Building and Loan Association, and relocated to its current facility in 1984. At December 31, 2000, the net book value of the property and equipment was $219,000. The Bozeman branch office consists of approximately 7,000 square feet, was opened in 1958 in connection with the merger with Pioneer Building and Loan Association and relocated to its current facility in 1971. At December 31, 2000, the net book value of the property and equipment was $693,000. During the third quarter of 1999, the Bank acquired the property in Billings, Montana for a de novo branch facility. At December 31, 2000 the Bank has recorded $1.6 million related to this property. This property consists of approximately 3,700 square feet used entirely by the new branch. The Missoula loan processing office has equipment amounting to $63,000. The total net book value of the Bank's premises and equipment at December 31, 2000 was $3.7 million.

     The Bank's subsidiary, Dime Service Corporation, leases offices in Livingston, Big Timber and Bozeman, Montana. The Livingston office is 2,500 square feet, the Big Timber office is 365 square feet and the Bozeman office is 650 square feet. There are no written lease agreements for the Livingston and Big Timber offices.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
     From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business. At December 31, 2000, the Bank was not a party to any legal proceedings that management of the Bank believed would be materially adverse to the financial condition, results of operations, cash flows or capital ratios of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
-------------------------------------------------------------------------
     The information contained under the section captioned "Stock Market Information" in the Company's Annual Report is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
-----------------------------------------------------------------
     The required information is contained in section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------
     The Corporation's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------
     No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 12 months.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------
     The information  contained under the sections  captioned "Voting
Securities and Security Ownership of Certain Beneficial Owners and Management," "Proposal I - Electing Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Corporation's definitive proxy statement for the Corporation's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------
     The information contained under the section captioned "Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------
        (a)     Exhibits

        3.1     Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)
        3.2     Bylaws of Empire Federal Bancorp, Inc. (1)
        10.2    Employment Agreement with William H. Ruegamer (3)
        10.3    Employee Stock Ownership Plan (1)
        10.4    Management Recognition and Development Plan (2)
        10.5    Stock Option Plan (2)
        10.6    Financial Institution's Thrift Plan (401(k)) (2)
        11      Statement regarding computation of earnings per share (see Notes
                1 and 12 to the Notes to Consolidated Financial Statements in
                the Corporation's Annual Report)
        13      Annual Report to Stockholders for the year ended December 31,
                2000
        21      Subsidiaries of the Registrant
        23      Consent of Independent Auditors

---------------------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form SB-1, File No. 333-12653.
(2)     Incorporated by reference to the Registrant's Annual Meeting Proxy
        Statement.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

        (b)  Report on Form 8-K

             No Forms 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EMPIRE FEDERAL BANCORP, INC.

Date:  March 27, 2001                    By: s/s Kenneth P. Cochran
---------------------                        ----------------------
                                         Interim Chief Executive Officer and
                                         Senior Vice President
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: s/s William H. Ruegamer                          March 27, 2001
    -----------------------                          --------------
    William H. Ruegamer
    President and Chief Executive Officer
    (Principal Executive Officer)

By: s/s Beverly D. Harris                            March 27, 2001
    ---------------------                            --------------
    Beverly D. Harris
    Vice Chairman and Director

By: s/s Edwin H. Doig                                March 27, 2001
    -----------------                                --------------
    Edwin H. Doig
    Chairman of the Board

By: s/s John R. Boe                                  March 27, 2001
    ---------------                                  --------------
    John R. Boe
    Director

By: s/s Walter J. Peterson Jr.                       March 27, 2001
    --------------------------                       --------------
    Walter J. Peterson Jr.
    Director

By: s/s Sanroe J. Kaisler Jr.                        March 27, 2001
    -------------------------                        --------------
    Sanroe J. Kaisler Jr.
    Director

By: s/s Walter R. Sales                              March 27, 2001
    -------------------                              --------------
    Walter R. Sales
    Director

By: s/s Burton Wastcoat                              March 27, 2001
    -------------------                              --------------
    Burton Wastcoat
    Director

By: s/s Kenneth P. Cochran                           March 27, 2001
    ----------------------                           --------------
    Kenneth P. Cochran
    Director and Senior Vice President

                                   Exhibit 21

                         Subsidiaries of the Registrant



Parent
------
Empire Federal Bancorp, Inc.

                                 Percentage              Jurisdiction or
Subsidiaries(a)                  of Ownership            State of Incorporation
---------------                  ------------            ----------------------
Empire Bank                      100%                      United States

The Dime Service Corporation(b)  100%                      Montana

-----------------------
(a) The operation of the Corporation's wholly-owned subsidiaries are included in the Corporation's Financial Statements contained in Item 7 of this Report.

(b)      The Dime Service Corporation is the wholly-owned subsidiary of Empire
         Bank.

                                   Exhibit 13

                   Annual Report to Stockholders for the Year
                           Ended December 31, 2000

                            2000 ANNUAL REPORT

                         EMPIRE FEDERAL BANCORP, INC.

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
           Letter to Stockholders..................................       1
           Selected Consolidated Financial Information.............       2
           Management's Discussion and Analysis of
              Financial Condition and Results of Operations........       5
           Independent Auditors' Report............................      16
           Consolidated Financial Statements.......................      17
           Notes to Consolidated Financial Statements..............      21
           Common Stock Information................................      43
           Directors and Officers..................................      44
           Corporate Information...................................      45
                                           ----------

                            BUSINESS OF THE COMPANY

     Empire Federal Bancorp, Inc. (the "Corporation") is a savings and loan holding company headquartered in Livingston, Montana. Its principal subsidiary is Empire Bank (the "Bank") (the Corporation and the Bank shall at times be referred to as the "Corporation") which operates four branches in south-central Montana. The Corporation was incorporated on September 20, 1996, for the purpose of becoming the holding company for the Bank, upon its conversion from a federal mutual savings and loan association to a federal stock savings bank. As part of the conversion process the association's name was changed from "Empire Federal Savings and Loan Association" to "Empire Federal Bank". In 2000, the Bank adopted its current corporate title. The sale of stock by the Corporation was completed and the conversion process finished on January 23, 1998. The financial and other information contained in this Annual Report are presented as if the conversion had been completed on December 31, 1996. On December 31, 2000, the Corporation had total assets of $125.1 million, total deposits of $77.7 million, and stockholders' equity of $28.9 million. The Corporation's principal activity is holding the stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related notes, relates primarily to the Bank.

     The Bank was organized under the statutes of the State of Montana as Empire Federal Building and Loan Association (the "Association"), and was authorized to begin business on May 25, 1923. The Association was granted membership in the Federal Home Loan Bank System on March 3, 1933, and obtained insurance of accounts from the Federal Savings and Loan Insurance Corporation on August 12, 1937. At a meeting held August 11, 1952, members of the Association voted a name change to Empire Savings and Loan Association to keep in step with modern terminology for the business. On January 5, 1959, the Association merged with the Pioneer Building and Loan Association of Bozeman and continued the services of Pioneer to the Bozeman community. On June 25, 1970, the state-chartered Association converted to a federal charter and changed its name to Empire Federal Savings and Loan Association. On September 30, 1980, Empire Federal Savings merged with Big Timber Building and Loan Association and opened its doors to business in Big Timber. During 1999 the Bank received approval to open a de novo branch in Billings, Montana, which was opened in April 2000. During 2000, the Bank opened a loan production office in Missoula, Montana.

     In 1985, the Bank formed a service corporation, Dime Service Corporation ("Dime") and purchased the book of insurance of United Agencies in Livingston, and began operation as Dime Insurance Agency, an independent insurance agency, with offices in Livingston, Bozeman and Big Timber, Montana.

     The Bank is a community oriented financial institution which obtains funds primarily through savings and checking deposits from the general public, from repayment of loans, and from borrowings and retained earnings. These funds are used primarily to originate commercial, business, commercial real estate, residential and consumer loans. The Bank also makes home equity loans for a wide variety of purposes, finances other types of real estate, and invests in obligations of the U. S. Government and its agencies.

To Our Shareholders:

The year 2000 brought change, challenge and growth for your company. Change in the continuing transition to become a full service community bank, challenge in meeting the competitive forces of the financial service industry and growth in our people, products and services to our customers and the number of locations we serve.

One challenge we did not anticipate was the absence of our chief executive officer for the past several months. As previously reported to you in press releases, William H. Ruegamer was involved in a serious automobile accident in September 2000. Mr. Ruegamer returned to his duties on March 26, 2001, and greatly appreciates the efforts of the staff and management who stepped up to the additional responsibilities created by this situation.

During the first week of April, 2000, we opened our new full service branch in Billings, Montana. Billings is the largest city in Montana and is a major regional commercial, retail and medical center. The new branch continues to emphasize the Bank's historical role in mortgage lending, but also offers commercial, small business and retail lending.

The new branch has been well received in the Billings market with strong loan growth and mortgage originations along with steady deposit growth. In addition, the Bank opened a loan production office in Missoula, Montana in August 2000 operated by two long-time Missoula mortgage bankers. The Bank expects to apply for permission from the Office of Thrift Supervision in 2001 to establish a full service branch in Missoula. Missoula is one of Montana's high growth areas and the results of our loan production office exceeded our expectations.

Financial highlights for the year ended December 31, 2000 include:

* An increase in net loans and loans held for sale of $22,290,000 or 37.4% since December 31, 1999.
* Net income of $1,217,000 or $.79 per share as compared to $1,265,000 or $.70 per share for the comparable period in 1999.
* Book value per share at December 31, 2000 was $18.51 compared to $16.37 at December 31, 1999.
*  Cash dividends paid amounted to $708,000 or $.44 per share.
*  Deposits increased $6,314,000 or 8.8% since December 31, 1999.

During 2000, we continued to repurchase our common stock in the open market. During the year ended December 31, 2000 we purchased 439,127 shares for $5,633,000 for an average price of $12.83 per share. At year-end, the Company had repurchased 1,029,957 shares for a total of $14,072,000 or an average price of $13.66.

Asset quality remains strong, and at December 31, 2000, the Bank did not have any loans on non-accrual status. Sixteen loans amounting to $1,309,000 were delinquent over 30 days of which one loan amounting to $8,000 was delinquent over 90 days. The Bank has no real estate acquired through foreclosure.

Our consolidated capital amounted to $28.9 million or 23% of total assets which is significantly in excess of regulatory requirements and our competitors. We continue to evaluate additional repurchases of our common stock as compared to alternative financial investments and opportunities.

We are very pleased with our progress during 2000 and anticipate that Billings and Missoula will add to our loan and deposit growth. We continue to evaluate opportunities for expansion that will be compatible to our organization and beneficial to our shareholders.

We look forward to the challenges and opportunities in the coming years. We value our employees, customers, shareholders and the communities we serve.

Sincerely,


William H. Ruegamer
Chief Executive Officer

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

                                               At December 31,
                                 ----------------------------------------------
                                  2000      1999      1998      1997      1996
                                 ------    ------    ------    ------    ------
                                               (In Thousands)
SELECTED FINANCIAL
 CONDITION DATA:

Total assets.................. $125,067  $114,527  $109,201  $109,801  $115,874
Cash and interest-bearing
  deposits....................    2,648     2,372     5,154     2,904    30,990
Investment and mortgage-backed
 securities available-for-sale.  29,374    41,090    39,866    36,496    13,768
Investment and mortgage-backed
 securities held-to-maturity..    5,024     6,406    10,498    20,556    26,188
Loans receivable, net.........   80,363    59,570    49,499    45,714    41,704
Deposits......................   77,667    71,353    66,413    66,859    67,698
Advances from FHLB............   16,200     8,800     4,000        -         -
Total equity, substantially
 restricted...................   28,915    32,755    36,301    40,598    39,610

                                            Year            Six Months    Year
                                            Ended                Ended    Ended
                                            December 31,   December 31, June 30,
                                  ------------------------------  ------  ------
                                   2000    1999    1998    1997    1996    1996
                                  ------  ------  ------  ------  ------  ------
                                                 (In Thousands)
SELECTED OPERATING DATA:
Interest income..............     $8,702  $7,592  $7,665  $7,709  $3,230  $6,304

Interest expense.............      4,070   3,208   3,036   3,118   1,626   3,310
                                  ------  ------  ------  ------  ------  ------
Net interest income..........      4,632   4,384   4,629   4,591   1,604   2,994
Provision for loan losses....        110      18      20      20              55
                                  ------  ------  ------  ------  ------  ------
Net interest income after
 provision for loan losses...      4,522   4,366   4,609   4,571   1,604   2,939
                                  ------  ------  ------  ------  ------  ------
Non-interest income:
Insurance commission income..        557     576     624     652     336     688
Customer service charges.....        249     228     216     188      86     145
Gain of sale of investments,
  net........................        184      -       -       -       -       -
Other income.................         85      24      32      19      17      45
                                  ------  ------  ------  ------  ------  ------
  Total non-interest income..      1,075     829     872     859     439     878

                          (table continued on following page)

                                            Year            Six Months    Year
                                            Ended                Ended    Ended
                                            December 31,   December 31, June 30,
                                  ------------------------------  ------  ------
                                   2000    1999    1998    1997    1996    1996
                                  ------  ------  ------  ------  ------  ------
                                                 (In Thousands)
Non-interest expense:
Compensation and benefits....      2,033   1,839   2,156   1,621     807   1,615
Occupancy and equipment......        565     409     378     363     171     340
Deposit insurance premiums...         51      65      72      78      56     185
SAIF special assessment.......        -       -       -       -      451      -
Other general and
administrative................       957     809     729     750     355     646
Provision for losses on real
 estate owned.................        -       -       -       -       -       -
                                  ------  ------  ------  ------  ------  ------
Total non-interest expense....     3,606   3,122   3,335   2,812   1,840   2,786
Income before income taxes....     1,991   2,073   2,146   2,618     203   1,031
Income tax expense............       774     808     901   1,032      61     399
                                  ------  ------  ------  ------  ------  ------
Net income....................    $1,217  $1,265  $1,245  $1,586   $ 142   $ 632
                                  ======  ======  ======  ======   =====  ======

                                      At or For the      At or For the At or For
                                            Year            Six Months  the Year
                                            Ended                Ended     Ended
                                            December 31,   December 31, June 30,
                                  ------------------------------  ------  ------
                                   2000    1999    1998    1997    1996    1996
                                  ------  ------  ------  ------  ------  ------
SELECTED FINANCIAL RATIOS(1):
Performance Ratios:
Return on average assets (net
 income divided by average
 assets)(2).....................    1.04%   1.15%   1.15%   1.43%   0.32%  0.72%
Return on average equity (net
 income divided by average
 equity)(2).....................    4.02    3.85    3.26    3.95    1.74   3.99
Dividend payout ratio (dividends
 declared per share divided by net
 income per share)..............   55.70   57.14   57.14   33.58      -      -
Average interest-earning assets
 to average interest-bearing
 liabilities....................  131.89  142.55  154.90  155.55  121.86 119.33
Net interest income after
 provision for loan losses to
 total non-interest expense(2)..  125.41  139.85  138.19  162.55   87.21 105.49
Interest rate spread............    2.98    2.85    2.82    2.66    2.90   2.80
Net yield on average interest-
 earning assets.................    4.13    4.14    4.40    4.28    3.72   3.57
Efficiency ratio (non-interest
 expense divided by the sum of net
interest income and non-interest
 income)(1).....................   63.18   59.89   60.63   51.59   90.05  71.95

             (table continued on, and footnotes on, following page)

                                     At or For the       At or For the At or For
                                            Year            Six Months  the Year
                                            Ended                Ended     Ended
                                            December 31,   December 31, June 30,
                                  ----------------------  --------------  ------
                                   2000    1999    1998    1997    1996    1996
                                  ------  ------  ------  ------  ------  ------
Equity Ratios:
Average equity to average assets
 (average equity divided by
  average total assets).........   25.84   29.95   35.27   36.32   18.19   18.11
Equity to assets at year end....   23.13   28.60   33.24   36.97   34.18   18.29

Asset Quality Ratios:
Non-performing assets to total
 assets.........................      -       (3)     -       -       -       -
Non-performing loans to total
 assets.........................      -       (3)     -       -       -       -
Non-performing loans to net loans     -       (3)     -       -       -       -
Allowance for loan losses, real
 estate owned and other
 repossessed assets to non-
 performing assets..............      *       (3)     *       *       *       *
Allowance for loan losses to total
 loans outstanding..............    0.41    0.38    0.44    0.41    0.46    0.46


                                            At                At           At
                                         December 31,      December 31,  June 30
                                  ----------------------  --------------  ------
                                   2000    1999    1998    1997    1996    1996
                                  ------  ------  ------  ------  ------  ------
OTHER DATA:
Number of:
Real estate loans outstanding...     940     732     702     714     731     744
Deposit accounts................   9,620  10,029  10,078  10,368  10,598  10,632
Full-service offices............       4       3       3       3       3       3



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

OPERATING STRATEGY

     The business of the Bank consists principally of attracting deposits from the general public and using such deposits to originate commercial, commercial real estate, residential, and consumer loans primarily in its market areas in Montana. The Bank also invests in interest-bearing deposits, investment grade federal agency securities and mortgage-backed securities. The Bank plans to continue to fund its assets primarily with deposits, although Federal Home Loan Bank (" FHLB") advances have been used as a supplemental source of funds.

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

FINANCIAL CONDITION

     Consolidated assets increased by approximately $10.5 million, or 9.2%, from $114.5 million at December 31, 1999, to $125.1 million at December 31, 2000.

     Except for the $929,000 increase in the market value of investments and mortgage-backed securities available-for-sale, the consolidated balance sheet was not materially affected by market conditions between December 31, 1999, and December 31, 2000. Net maturities and payments of $1.4 million reduced investment and mortgage-backed securities held-to-maturity from $6.4 million at December 31, 1999, to $5.0 million at December 31, 2000. Net loans and loans held for sale increased $22.3 million or 37.4%.

     Deposits increased by $6.3 million from $71.4 million at December 31, 1999, to $77.7 million, or 8.8%, at December 31, 2000.

     Premises and equipment increased by $859,000, or 30.0%, from $2.9 million at December 31, 1999, to $3.7 million at December 31, 2000, primarily as the result of the new branch facility in Billings, Montana.

     Stockholders' equity decreased from $32.8 million at December 31, 1999, to $28.9 million at December 31, 2000. The change is the result of net income of $1.2 million, the release of Employee Stock Ownership Plan ("ESOP") shares in the amount of $164,000 and an increase of $929,000 related to the increase in market value of securities available-for-sale. In addition, 11,923 shares of the Management Recognition and Development Plan ("MRDP") vested and unearned MRDP compensation was reduced by $198,000. Stockholders' equity was also decreased by the payments of $708,000 in dividends. During the year ended December 31, 2000, the Corporation repurchased 439,127 shares of its common stock in the open market for an average price of $12.83 per share for a total of $5.6 million. There were 1,029,957 shares held in the treasury at December 31, 2000, and 590,830 shares at December 31, 1999.

ASSET QUALITY

     At December 31, 2000, the Bank had no nonaccrual loans. At December 31, 2000, the Bank had 16 loans that were delinquent over 30 days amounting to $1.0 million, which included one loan for $8,000 that was delinquent over 90 days. The Bank had no real estate acquired through foreclosure at December 31, 2000.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
1999

     NET INCOME. Net income decreased by $48,000 to $1.2 million for the year ended December 31, 2000 as compared to the same period in 1999. While the net income is approximately the same for the two comparative periods, several components of net income changed and are discussed in the following narrative.

     NET INTEREST INCOME. Net interest income increased $248,000, or 5.7%, from $4.4 million for the year ended December 31, 1999 to $4.6 million for the same period in 2000. The interest rate spread increased from 2.85% for the year ended December 31, 1999 to 2.98% for the comparable period in 2000.

     INTEREST INCOME. Total interest income increased by $1.1 million, or 14.6%, from $7.6 million for the year ended December 31, 1999 to $8.7 million for the same period in 2000. The increase was primarily attributable to an increase in average interest earning assets of $6.1 million, or 5.7%, from $106.0 million for the year ended December 31, 1999 as compared to the comparable period in 2000. Average outstanding loans increased $17.3 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $11.2 million. The yield on interest earning assets for the year ended December 31, 2000, was 7.6% as compared to 7.2% for the comparable period in 1999.

     INTEREST EXPENSE. Total interest expense was $4.1 million for the year ended December 31, 2000, as compared to $3.2 million for the same period in 1999. Interest on deposits increased by $441,000, or 15.3%, and interest on notes payable and other debt increased by $421,000, or 130.1%.

     Average deposits for the year ended December 31, 2000 amounted to $73.2 million as compared to $68.7 million for the same period in 1999. In addition to the increase in average deposits, the cost of deposits increased from 4.2% for the year ended December 31, 1999 to 4.6% for the same period in 2000 reflecting a general increase in interest rates in the Bank's markets.

     Other interest expense of $745,000 for the year ended December 31, 2000 includes $694,000 related to borrowings from the FHLB and $51,000 associated with the purchase of the main office building. Other interest expense for the comparable period in 1999 included $267,000 related to FHLB borrowings and $56,000 associated with the purchase of the main office building.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $110,000 for year ended December 31, 2000 as compared to $18,000 for the same period in 1999, an increase of $92,000. This increase is commensurate with the significant growth in loans during 2000. At the end of both periods, the level of the allowance was deemed to be adequate by management. Loan loss allowance as a percentage of loans were .41% at December 31, 2000, and .38% at December 31, 1999. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and anticipated prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

     NON-INTEREST INCOME. Non-interest income increased $246,000, or 29.6%, to $1.1 million for the year ended December 31, 2000, as compared to $829,000 for the same period in 1999 primarily as the result of the net gain on the sale of investments of $184,000 and gains on the sale of mortgage loans of $58,000, offset by a decrease in commissions from insurance companies of $19,000.

     The net gain on sale of investments was the result of the sale of $6.4 million of mortgage-backed securities and bonds for a loss of $160,000 offset by the sale of 7,500 shares of FHLMC stock for a gain of $344,000. Generally the proceeds of these sales were used to fund the repurchase of treasury shares and to fund loan originations during the year ended December 31, 2000.

     Gains on the sale of mortgage loans are the result of the Bank's increased activity in sales of loans in the secondary market.

     Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $557,000 and $576,000 were received for the years ended December 31, 2000 and 1999, respectively. The decrease in commission income in 2000 resulted primarily from decreases in premiums and commissions from key companies represented by Dime. Increased competition and possible future decreases in commissions will continue to impact Dime's financial results.

     NON-INTEREST EXPENSE. Total non-interest expense increased $484,000 or 15.5%, to $3.6 million for the year ended December 31, 2000, compared to $3.1 million for the same period in 1999. Included in this increase is a

$193,000 increase in compensation expense which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings and the Missoula loan production office. Occupancy expense also increased $156,000 from $409,000 for the year ended December 31, 1999 to $565,000 for the same period in 2000 primarily as the result of additional costs associated with the new branch facility.

     Additional net increases in other non-interest expense amounting to $134,000 were primarily the result of increased advertising, legal, consulting and auditing costs as well as additional costs associated with the opening of the branch office in Billings and the loan production office in Missoula.

     INCOME TAXES. Income taxes decreased $34,000 from the year ended December 31, 2000, as compared to the same period in 1999 as a result of the decrease in income before taxes. The effective combined federal and state tax rate was 38.9% and 39.0% for the year ended December 31, 2000 and 1999, respectively.

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

     PROVISION FOR LOAN LOSSES. The provision for loan losses was approximately $18,000 for the year ended December 31, 1999. At the end of 1999, the level of the allowance was deemed to be adequate by management. Loan loss allowance as a percentage of loans was .38% at December 31, 1999, and .44% at December 31, 1998. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and anticipated prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

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

     Other changes in non-interest expense include an increase in occupancy expense of $30,000 caused primarily by additional depreciation expense related to new teller equipment purchased in late 1998. Other non-interest expense increased $64,000, or 10.2%, from $622,000 for the year ended December 31, 1998 to $686,000 for the comparable period in 1999. Included in this increase were increases in legal and internal auditing costs and costs associated with the new branch in Billings.

     INCOME TAXES. Income taxes decreased $93,000 from the year ended
December 31, 1998, as compared to the same period in 1999 as the result of the decrease in income before income taxes. In addition, income tax expense for the year ended December 31, 1998 was impacted by the non-deductibility of a portion of the accelerated MRDP charge for that year. The effective combined federal and state tax rate was 39.0% and 42.0% for the years ended December 31, 1999 and 1998, respectively.

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

Year Ended
                                At December 31,
December 31,
                                          2000                 2000
             1999
                                         ------    ----------------------------
 ---------------------------
                                         Yield/    Average               Yield/
 Average              Yield/
                                          Cost     Balance    Interest    Cost
 Balance    Interest   Cost
                                          -----    -------    --------    -----
 -------    --------   -----

(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans receivable.......................   8.59%   $ 70,981       6,010    8.47
$ 53,713      $4,369   8.13%
Mortgage-backed securities.............   6.84      35,711       2,436    6.82
  43,388       2,826   6.51
Investment securities..................   1.01(4)    3,403         124    3.66
   5,119         191   3.74
Other interest-earning assets(1).......   6.50       1,982         132    6.65
   3,789         205   5.40
                                          -----    -------    --------    -----
 -------    --------   -----
Total interest-earning assets..........   8.00     112,077       8,702    7.64
 106,009       7,591   7.16
Non-interest-earning assets............              5,002
   3,627
                                                   -------
 -------
Total assets...........................           $117,079
$109,636
                                                  ========
========
INTEREST-BEARING LIABILITIES:
NOW accounts...........................   2.37      10,295         245    2.38
  10,820         249   2.30
Money market accounts..................   4.75       9,181         429    4.67
   5,008         182   3.63
Regular savings........................   3.00      12,208         366    3.00
  14,319         429   3.00
Certificates of deposit................   5.93      41,470       2,284    5.51
  38,505       2,024   5.65
                                          -----    -------    --------    -----
 -------    --------   -----
Total deposits.........................   4.72      73,154       3,324    4.55
  68,652       2,884   4.20
Other liabilities......................   6.44      11,821         745    6.30
   5,714         323   5.67
                                          -----    -------    --------    -----
 -------    --------   -----
Total interest-bearing liabilities.....   5.03      84,975       4,069    4.79
  74,366       3,207   4.31
Non-interest-bearing liabilities.......              1,849
   2,434
                                                    ------
 -------
Total liabilities......................             86,824
  76,800
Stockholder's equity...................             30,255
  32,836
                                                    ------
 -------
Total liabilities and stockholder's
 equity................................           $117,079
$109,636
                                                  ========
========
Net interest income....................             $4,632
  $4,384
                                                    ======
  ======
Interest rate spread(2)................   2.97%                           2.98%
                       2.85%
                                          ====                            =====
                       =====
Net yield on interest-earning assets(3)                                   4.13%
                       4.14%
                                                                          =====
                       =====
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                131.89%
                     142.55%
                                                                        =======
                     =======

 (1) Includes interest-bearing deposits in other financial institutions and dividends on FHLB stock.
 (2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
 (3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
 (4) Includes $2.7 million of FHLMC stock with dividend rate of 1.01% per annum.

RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on net interest income of the Bank, information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume);
(iii) changes in rate/volume (change in rate multiplied by change in volume);
and (iv) the net change (the sum of the prior columns).

                                                 Year Ended December 31,
Year Ended December 31,
                                                 2000 Compared to Year
1999 Compared to Year
                                                 Ended December 31, 1999
Ended December 31, 1998
                                                   Increase (Decrease)
  Increase (Decrease)
                                                           Due to
          Due to
                                               ------------------------------
-----------------------------
                                                               Rate/
              Rate/
                                               Volume   Rate   Volume    Net
Volume   Rate   Volume   Net
                                               ------   ----   ------   -----
------   ----   ------  -----
                                                                             (In
Thousands)
Interest-earning assets:
Loans receivable.......................       $ 1,404  $ 179      $58  $1,641
$  420  $(117)    $(11) $ 292
Mortgage-backed securities.............          (500)   133      (24)   (391)
(140)  ( 56)       3   (193)
Investment securities..................           (64)    (4)       1     (67)
( 74)  ( 75)      17   (132)
Other interest-earning assets..........           (98)    47      (22)    (73)
 (28)   (15)       2    (41)
                                               ------   ----   ------   -----
------   ----   ------  -----
Total interest-earning assets..........           742    355       13   1,110
 178   (263)      11    (74)
                                               ------   ----   ------   -----
------   ----   ------  -----
Interest expense:
Deposits...............................           189    236       16     441
  97   (148)     ( 5)   (56)
Other liabilities......................           346     36       39     421
 297    (17)     (53)   227
                                               ------   ----   ------   -----
------   ----   ------  -----
Total interest-bearing liabilities.....           535    272       55     862
 394   (165)     (58)   171
                                               ------   ----   ------   -----
------   ----   ------  -----
Net change in net interest income......         $ 207   $ 83   $  (42) $  248
$(216) $ (98)  $   69  $(245)
                                               ======   ====   ======   =====
======   =====  ======  =====



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

     In the past, the Bank has perceived its market niche to be that of a traditional thrift lender that originates fixed rate residential loans for its portfolio and purchases fixed rate U.S. Government and agency investment securities and mortgage-backed securities to supplement its lending activities. The Bank uses its capital position to absorb the adverse consequences of the increased interest rate risk associated with this strategy. As an integral part of this strategy, the Bank has historically concentrated its lending activity on the origination of long-term, fixed-rate, residential one- to four-family mortgage loans and commercial real estate and multi-family loans. As of December 31, 2000, 82.5% of the Bank's total loans were fixed rate loans and 69% of its investments and mortgage-backed securities had fixed interest rates. During 2000, the Bank expanded its lending activities to include commercial loans with floating rates. At December 31, 2000 commercial loans amounted to $6.2 million, most of which have floating interest rates.

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

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

     The following table is provided to the Bank by the OTS and illustrates the change in net portfolio value at December 31, 2000 based on OTS assumptions. Net portfolio value is the difference between the Bank's depository portfolio value and its loans receivable portfolio value. No effect has been given to any steps that management of the Bank may take to counter the effect of the interest rate movements presented in the table.
                                                          Net Portfolio as %
Basis                                                     of Portfolio Value
Point ("bp")               Net Portfolio Value                  of Assets
Change           ------------------------------------     ------------------
in Rates         $Amount       $Change        %Change     NPV Ratio   Change
--------         -------       -------        -------     ---------   ------
                                (Dollars in Thousands)
 300 bp        $  24,654       $(6,998)           (22)%       20.72%   (413) bp
 200 bp           27,240        (4,412)           (14)        22.32    (253)bp
 100 bp           29,631        (2,021)           ( 6)        23.73    (112)bp
  0               31,652             -              -         24.85       -
(100) bp          32,251           599              2         25.10      25 bp
(200) bp          33,509         1,857              6         25.71      86 bp
(300) bp          34,725         3,072             10         26.28     142 bp

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

     The following table is provided by the OTS and is based on the calculations in the previous table.

                                                 December 31,      December 31,
                                                     2000             1999
                                                 -------------     -----------
RISK MEASURES:  200 BP RATE SHOCK
Pre-Shock NPV Ratio:  NPV as % of PV of Assets...       24.85%         27.67%
Exposure Measure:  Post-Shock NPV Ratio..........       22.32%         24.14 %
Sensitivity Measure:  Change in NPV Ratio........        253bp          353bp

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

     The primary investing activity of the Bank has been the origination of one- to four-family mortgage loans, commercial real estate and commercial loans. During the year ended December 31, 2000, the Bank originated mortgage loans in the amount of $49.5 million. The Bank also invests in investment grade federal agency securities.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the year ended December 31, 2000 and 1999, the Bank used its sources of funds primarily to fund loan commitments, distribution to the Corporation to repurchase shares of common stock, and to pay deposit withdrawals.

     The Bank uses cash flows generated from operating, investing and financing activities to meet its liquidity requirements. See Consolidated Statements of Cash Flows included as part of the Consolidated Financial Statements.

     Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Bank. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Bank has had limited success in lengthening the maturity of its certificate of deposit portfolio. At December 31, 2000, certificates of deposit amounted to $42.1 million, or 54.2% of total deposits, including $11.8 million which were scheduled to mature in more than one year after December 31, 2000. At December 31, 2000, $30.3 million of certificates of deposit were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of maturing deposits. Management of the Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB advances are available. Additionally, the Bank can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The OTS recently eliminated short term ratios. The Bank's liquidity ratio at December 31, 2000 was 41.6%. The Bank consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 21.6%, 21.6% and 40.4%, respectively. For a detailed discussion of regulatory capital requirements and a numerical presentation of the Bank's capital levels relative to regulatory requirements, see Note 14 of Notes to the Consolidated Financial Statements.

     The Corporation, as the holding company for the Bank, does not have any source of cash flow other than interest and principal payments on loans to the Bank and dividends declared by the Bank. At December 31, 2000 the Corporation's loans to the Bank amounted to $400,000. Distributions paid by the Bank to the Corporation during 2000 amounted to $4.0 million.

EFFECT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

KPMG
 1000 First Interstate Center
 401 N. 31st Street
 P.O. Box 7108
 Billings, MT 59103


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income
(loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                              /s/KPMG LLP

Billings, Montana
February 16, 2001

             EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets


                                                              December 31,
Assets                                                     2000          1999
                                                          ------        ------
Cash and due from banks                               $2,482,564     1,688,206
Interest-bearing deposits                                165,136       683,913

   Cash and cash equivalents                           2,647,700     2,372,119
Investment and mortgage-backed securities
 available-for-sale                                   29,374,395    41,090,151
Mortgage-backed securities held-to-maturity
 (estimated fair value of $5,067,695 and $6,367,598
  at December 31, 2000 and 1999, respectively         l5,024,454     6,406,467
Loans receivable, net                                 80,362,737    59,569,783
Loans held for sale                                    1,497,244           -
Stock in Federal Home Loan Bank of Seattle, at cost    1,560,700     1,463,500
Accrued interest receivable                              528,281       451,386
Income tax receivable                                     44,418        36,069
Premises and equipment, net                            3,719,566     2,860,330
Prepaid expenses and other assets                        307,770       276,963
                                                     -----------   -----------
  Total assets                                      $125,067,265   114,526,768
                                                     ===========   ===========

Liabilities and Stockholders' Equity

Liabilities:
 Deposits                                            $77,666,644    71,353,098
 Advances from Federal Home Loan Bank                 16,200,000     8,800,000
 Note payable                                            530,749       591,847
 Advances from borrowers for taxes and insurance         286,086       229,437
 Accrued expenses and other liabilities                  349,060       276,793
 Deferred income taxes                                 1,119,505       520,376
                                                     -----------   -----------
   Total liabilities                                  96,152,044    81,771,551
                                                     -----------   -----------
Stockholders' equity:
 Preferred stock, par value $.01 per share, 250,000
  shares authorized, none issued and outstanding              -             -
 Common stock, par value $.01 per share, 4,000,000
  shares authorized, 2,592,100 issued                     25,921        25,921
 Additional paid-in capital                           25,278,214    25,260,408
 Unearned ESOP and MRDP compensation                  (1,928,091)   (2,264,623)
 MRDP shares acquired                                   (302,011)     (302,011)
 Retained earnings, substantially restricted          18,351,208    17,842,091
 Treasury shares acquired, at cost, 1,029,957 and
  590,830 shares at December 31, 2000 and 1999,
  respectively                                       (14,072,383)   (8,439,462)
 Accumulated other comprehensive income                1,562,363       632,893
                                                     -----------   -----------
Total stockholders' equity                            28,915,221    32,755,217
                                                     -----------   -----------
Commitments and contingencies
Total liabilities and stockholders' equity          $125,067,265   114,526,768
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income

                                                   Years Ended December 31,
                                                     2000          1999
Interest income:                                    ------        ------
 Loans receivable                               $6,010,312     4,369,032
 Mortgage-backed securities                      2,435,555     2,826,478
 Investment securities                             124,394       191,483
 Other                                             131,828       204,608
                                                 ---------     ---------
  Total interest income                          8,702,089     7,591,601
                                                 ---------     ---------
Interest expense:
 Passbook accounts                                 366,370       428,816
 NOW accounts                                      674,265       431,259
 Certificates of deposit                         2,283,958     2,023,789
 Advances from Federal Home Loan Bank              694,233       267,411
 Note payable                                       50,902        56,404
                                                 ---------     ---------
  Total interest expense                         4,069,728     3,207,679
                                                 ---------     ---------
  Net interest income                            4,632,361     4,383,922
Provision for loan losses                          110,000        17,615
                                                 ---------     ---------
Net interest income after provision for loan
  losses                                         4,522,361     4,366,307

Non-interest income:
 Insurance commission income                       556,795       575,610
 Customer service charges                          249,562       228,837
 Gain on sale of securities                        184,613           -
 Gain on sale of loans                              58,348           -
 Other                                              25,919        24,805
                                                 ---------     ---------
  Total non-interest income                      1,075,237       829,252

Non-interest expense:
 Compensation and benefits                       2,032,837     1,839,472
 Occupancy and equipment                           565,003       408,723
 Deposit insurance premiums                         50,700        65,188
 Data processing services                          114,757       122,957
 Other                                             842,707       686,016
                                                 ---------     ---------
  Total non-interest expense                     3,606,004     3,122,356
                                                 ---------     ---------
  Income before income taxes                     1,991,594     2,073,203

Income taxes                                       774,528       808,074
                                                 ---------     ---------
  Net income                                    $1,217,066     1,265,129
                                                 =========     =========
Basic earnings per share                        $      .79           .70
                                                 =========     =========
Diluted earnings per share                      $      .79           .70
                                                 =========     =========

See accompanying notes to consolidated financial statements.

                     EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity and Comprehensive
Income (Loss)
                        Years Ended December 31, 2000 and 1999

   Accumulated
                                         Unearned
   other
                             Additional  ESOP          MRDP
Treasury  compre-     Total
                      Common  paid-in    and MRDP      shares   Retained
shares    hensive     stockholders'
                       stock  capital    compensation  acquired earnings
acquired  income      equity
Balance at             -----  ---------- ------------  -------- ---------
--------- ----------- ------------
 December 31, 1998   $25,921  25,277,770  (2,501,054) (432,215) 17,327,635
(5,310,819) 1,913,886  36,301,124
Repurchase of 221,132
 shares of common stock   -           -           -         -           -
(3,128,643)        -   (3,128,643)
ESOP shares committed to
  be released             -       26,545     138,240        -           -
 -          -      164,785
Award of 7,776 MRDP
 shares                   -      (38,744)    (91,460)  130,204          -
 -          -           -
MRDP shares vested        -       (5,163)    189,651        -           -
 -          -      184,488
Comprehensive income:
 Net income               -           -           -         -    1,265,129
 -          -    1,265,129
 Decrease in unrealized
  gain on securities      -           -           -         -           -
 -  (1,280,993) (1,280,993)

                 ---------
Comprehensive loss, net
                   (15,864)
Cash dividends declared
 ($.40 per share)         -           -           -         -     (750,673)
 -          -     (750,673)
                       -----  ---------- ------------  -------- ----------
---------- ---------- ------------
Balances at December
  31, 1999            25,921  25,260,408  (2,264,623) (302,011) 17,842,091
(8,439,462)   632,893  32,755,217
Repurchase of 439,127
  shares of common stock  -           -           -         -           -
(5,632,921)            (5,632,921)
ESOP shares committed to
 be released              -       25,550     138,240        -           -
 -          -      163,790
MRDP shares vested        -       (7,744)    198,292        -           -
 -          -      190,548
Comprehensive income:
 Net income               -           -           -         -    1,217,066
 -          -    1,217,066
 Increase in unrealized
  gain on securities      -           -           -         -           -
 -     929,470     929,470

                 ---------
Comprehensive income, net
                 2,146,536
Cash dividends declared
 ($.44 per share)         -           -           -         -     (707,949)
 -          -     (707,949)
                       -----  ---------- ------------  -------- ----------
---------- ---------- ------------
Balances at December
 31, 2000            $25,921  25,278,214  (1,928,091) (302,011)
18,351,208(14,072,383) 1,562,363  28,915,221

                                                       Year Ended December 31,
                                                       2000        1999
                                                      ------      ------
Disclosure of other comprehensive income (loss) elements:
 Unrealized and realized holding gains (losses) arising
  during the period, net of income tax (expense) benefit
  of $(666,252) and $818,995 in 2000 and 1999,
  respectively                                         $1,042,084  (1,280,993)
 Reclassification adjustment for (gains) losses included
  in net income, net of income tax expense of $71,999
  and $0 in 2000 and 1999, respectively                  (112,614)      -

 Net unrealized gain (loss) on available-for-sale        ---------  ---------
    securities                                          $ 929,470 (1,280,993)
                                                        =========  =========


See accompanying notes to consolidated financial statements.

             EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows

                                                        Years Ended December 31,
                                                            2000        1999
Cash flows from operating activities:                      ------      ------
 Net income                                            $1,217,066   1,265,129
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                              110,000      17,615
   Depreciation                                           338,947     233,496
   Loss on retirement of premises and equipment, net       22,772       2,435
   Gain on sale of securities                            (184,613)         -
   Gain on sale of loans                                  (58,348)         -
   Amortization of premiums and discounts on loans
    and mortgage-backed securities, net                    50,614      22,142
   Federal Home Loan Bank stock dividends                 (97,200)   (102,900)
   ESOP shares committed to be released                   149,979     155,067
   MRDP compensation expense                              190,548     184,488
   Deferred income taxes                                    4,877      23,116
   Proceeds from sales of loans                         5,872,348          -
   Origination of loans held for sale                  (5,814,000)         -
   Increase in accrued interest receivable                (76,895)    (98,241)
   Increase(decrease)in prepaid expenses and other assets (30,807)      6,002
   Increase(decrease)in accrued expenses and other
    liabilities                                            72,267     (14,467)
   Increase(decrease)in income taxes receivable            (8,349)     10,830
                                                        ---------   ---------
     Net cash provided by operating activities          1,759,206   1,704,712
                                                        ---------   ---------
Cash flows from investing activities:
 Net increase in loans receivable                     (22,398,534)(10,087,684)
 Purchases of securities available-for-sale                    -  (16,600,940)
 Proceeds from sales of securities available-for-sale   6,610,837          -
 Principal payments on mortgage-backed securities:
  Held-to-maturity                                      1,369,347   4,077,391
  Available-for-sale                                    6,773,642  13,268,045
 Purchases of premises and equipment                   (1,220,955)   (955,454)
                                                        ---------   ---------
     Net cash used in investing activities             (8,865,663)(10,298,642)
                                                        ---------   ---------
Cash flows from financing activities:
 Net increase in deposits                               6,313,546   4,940,501
 Proceeds from advances from Federal Home Loan Bank    17,800,000   6,800,000
 Repayment of advances from Federal Home Loan Bank    (10,400,000) (2,000,000)
 Payments on note payable                                 (61,098)    (55,596)
 Net change in advances from borrowers for taxes
  and insurance                                            56,649      (3,055)
 Payments of dividends                                   (694,138)   (740,955)
 Purchase of treasury stock                            (5,632,921) (3,128,643)
                                                        ---------   ---------
     Net cash provided by financing activities          7,382,038   5,812,252
                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents      275,581  (2,781,678)

Cash and cash equivalents, beginning of year            2,372,119   5,153,797
                                                        ---------   ---------
Cash and cash equivalents, end of year                 $2,647,700   2,372,119
                                                        ---------   ---------
Cash paid during the year for:
 Interest                                              $4,011,000   3,198,000
 Income taxes                                             778,000     774,000
                                                        ---------   ---------
Non-cash operating and financing activity:
 Payment of dividends on allocated ESOP shares         $   13,811       9,718
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    GENERAL

              The accompanying consolidated financial statements include the accounts of Empire Federal Bancorp, Inc. (the Holding Company) and its wholly-owned subsidiary, Empire Bank (Empire). The consolidated financial statements also include Dime Service Corporation (Dime), a wholly-owned subsidiary of Empire. The Holding Company, Empire and Dime are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

              Empire provides services to customers in south central Montana through a main office and three branches in four separate communities. Empire also operates a loan processing center in Missoula, Montana. Empire offers a variety of deposit products to its customers while concentrating its lending activities on real estate loans. These real estate lending activities focus primarily on the origination of loans secured by one- to four-family residential real estate but also include the origination of multi-family, commercial real estate, home equity and commercial loans. Empire is subject to competition from other financial service providers and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

              Dime was formed in December 1985 to conduct business as an insurance agency.

       (b)    BASIS OF PRESENTATION

              The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

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


                                       20                          (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

       (e)    LOANS RECEIVABLE

              Loans receivable are stated at unpaid principal balances, less unearned discounts and net deferred loan origination fees. Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Discounts on purchased loans are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

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



                                     21                            (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

              The Company's existing policies for evaluating the adequacy of the allowance for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired. At December 31, 2000 and 1999, impaired loans were not material.

       (f)    LOANS HELD FOR SALE

              Loans originated and intended for sale on the secondary market are carried at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

       (g)    LOAN ORIGINATION FEES AND RELATED COSTS

              Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

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

                                   22                             (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

       (l)    LONG-LIVED ASSETS

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. No long-lived assets were identified as impaired as of December 31, 2000 and 1999.

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

       (n)    COMPREHENSIVE INCOME

              Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.




                                  23                            (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


       (o)    DERIVATIVE INSTRUMENTS

              In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities," an amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of December 31, 2000, the Company was not engaged in hedging activities nor did it hold derivative instruments that will require adjustments to carrying values under SFAS No. 133 and No. 138. The Company was required to adopt the standards on January 1, 2001 and the impact of the adoption was not material. Upon adoption of SFAS No. 133, the Company will transfer held-to-maturity securities with amortized costs of $5,024,454 and market value of $5,067,695 into the available-for-sale securities category. The $43,241 unrealized gain will be recorded as a component of comprehensive income as a transaction adjustment on January 2, 2001.

       (p)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

(2)    INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

       The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

                                                2000
                               -----------------------------------------
                                           GROSS       GROSS     ESTIMATED
                             AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                COST       GAINS       LOSSES      VALUE
                               ------      ------      ------      ------
FHLMC common stock           $ 46,660   2,722,114          -    2,768,774

Mortgage-backed securities:
 GNMA certificates          3,146,091          -      (55,573)  3,090,518
 FHLMC certificates           531,193          -       (4,020)    527,173
 FNMA certificates          9,060,012      41,110    (103,392)  8,997,730
 REMIC certificates        14,029,187      67,653    (106,640) 13,990,200
                           ----------   ---------    --------  ----------
                           26,766,483     108,763    (269,625) 26,605,621
                           ----------   ---------    --------  ----------
                          $26,813,143   2,830,877    (269,625) 29,374,395
                           ==========   =========    ========  ==========



                                   24                           (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

                                                1999
                               -----------------------------------------
                                           GROSS       GROSS     ESTIMATED
                             AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                COST       GAINS       LOSSES      VALUE
                             --------   ---------    --------    --------
United States Government
 and agency obligations    $2,489,495          -      (35,005)  2,454,490
FHLMC common stock             55,291   2,203,709          -    2,259,000
Mutual funds                  360,528          -       (4,843)    355,685
                            ---------   ---------      ------   ---------
                            2,905,314   2,203,709     (39,848)  5,069,175

Mortgage-backed securities:
 GNMA certificates          4,759,829          -     (157,937)  4,601,892
 FHLMC certificates         2,130,286          -      (19,684)  2,110,602
 FNMA certificates         14,714,995      10,807    (433,063) 14,292,739
 REMIC certificates        15,542,198      18,454    (544,909) 15,015,743
                           ----------   ---------   ---------  ----------
                           37,147,308      29,261  (1,155,593) 36,020,976
                           ----------   ---------   ---------  ----------
                          $40,052,622   2,232,970  (1,195,441) 41,090,151
                           ==========   =========   =========  ==========

       The REMICs consist of fifteen certificates which are backed by the FNMA or the FHLMC.

       Gross gains of $347,727 and gross losses of $163,114 were realized on the sale of securities in the year ended December 31, 2000. There were no sales of securities available-for-sale during the year ended December 31, 1999.

       The Company has not entered into any interest rate swaps, options or future contracts. All of the U.S. Government and agency obligations at December 31, 2000 have call features.

       Pursuant to a collateral agreement with the FHLB, all unpledged, qualifying securities including those held-to-maturity, are pledged to secure advances from the FHLB.

(3)    MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

       The amortized cost, unrealized gains and losses, and estimated fair values of mortgage-backed securities held-to-maturity at December 31 are summarized as follows:
                                                2000
                             --------------------------------------------
                                           GROSS       GROSS     ESTIMATED
                             AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                COST       GAINS       LOSSES      VALUE
                             --------   ---------    --------    --------
Mortgage-backed securities:
 GNMA certificates          $ 854,528      20,657      (2,570)    872,615
 FHLMC certificates           935,740      22,635      (9,212)    949,163
 FNMA certificates          2,187,458      31,820     (10,966)  2,208,312
 REMIC certificates         1,046,728         457      (9,580)  1,037,605
                             --------   ---------    --------    --------
                           $5,024,454      75,569     (32,328)  5,067,695
                           ==========      ======      ======   =========


                                      25                        (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

                                                1999
                             --------------------------------------------
                                           GROSS       GROSS     ESTIMATED
                             AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                COST       GAINS       LOSSES      VALUE
                             --------   ---------    --------    --------
Mortgage-backed securities:
 GNMA certificates         $1,033,484      19,932      (4,676)  1,048,740
 FHLMC certificates         1,332,603      13,195     (18,179)  1,327,619
 FNMA certificates          2,993,652      10,785     (20,371)  2,984,066
 REMIC certificates         1,046,728         435     (39,990)  1,007,173
                             --------   ---------    --------    --------
                           $6,406,467      44,347     (83,216)  6,367,598
                            =========   =========    ========   =========

     The REMICs consist of two certificates which are backed by the FNMA and the FHLMC.

(4)    LOANS RECEIVABLE, NET

       Loans receivable, net at December 31 are summarized as follows:

                                              2000                  1999
                                     -------------------   --------------------
First mortgage loans:
  One to four family                 $        46,128,318            41,723,724
  Multi-family                                 5,157,651             5,307,547
  Commercial real estate                      12,468,045             7,108,194
  Construction loans                           6,002,824             2,409,000
  Commercial non-mortgage                      6,182,468             1,789,117
  Loans to depositors, secured by savings        459,031               486,192
  Other consumer loans                         5,025,539             2,545,692
                                     -------------------   --------------------
                                              81,423,876            61,369,466
Less:
  Unearned discounts                                  -                 (1,664)
  Undisbursed portion of loans                  (403,719)           (1,223,918)
  Allowance for loan losses                     (336,165)             (226,215)
  Net deferred loan origination fees            (321,255)             (347,886)
                                     -------------------   --------------------
                                     $        80,362,737            59,569,783
                                     ===================   ====================

       Loans receivable include approximately $14,529,000 and $5,500,000 in adjustable rate loans at December 31, 2000 and 1999, respectively.

       A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:

                                             2000                  1999
                                     -------------------   --------------------
Balance at beginning of year            $        226,215               220,000
Provision charged to expense                     110,000                17,615
Losses charged against the allowance                 (50)              (11,400)
                                     -------------------   --------------------
Balance at end of year                  $        336,165               226,215
                                     ===================   ====================



                                   26                             (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

(5)    ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable at December 31 is summarized as follows:

                                             2000                  1999
                                     -------------------   --------------------
Loans receivable                        $        461,285               301,738
Mortgage-backed securities                        66,996                88,526
Investment securities and interest-
 bearing deposits                                     -                 61,122
                                     -------------------   --------------------
                                        $        528,281               451,386
                                     ===================   ====================

(6)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31 is summarized as follows:

                                             2000                  1999
                                     -------------------   --------------------
Buildings and improvements              $      2,658,041             1,690,455
Land                                             929,165               529,165
Furniture, fixtures and equipment              1,747,950             1,244,873
Construction in progress                              -                779,899
                                     -------------------   --------------------
                                               5,335,156             4,244,392
Accumulated depreciation                      (1,615,590)           (1,384,062)
                                     -------------------   --------------------
                                        $      3,719,566             2,860,330
                                     ===================   ====================

       Included in construction in progress at December 31, 1999 is $700,000 related to the purchase of a building and land for a new branch in Billings, Montana, $26,050 of remodeling costs for the new branch and $53,849 of costs to remodel the Livingston office branch. During 2000, these remodeling projects were completed and placed in service.

(7)    DEPOSITS

       Deposits at December 31 are summarized as follows:

                 Weighted
                 Average Rate at             2000                   1999
                 December 31, 2000      Amount   Percent       Amount   Percent
                 -----------------      ------   -------       ------   -------
Passbook accounts        3.00%     $11,199,566    14.4%   $13,915,458    19.5%
NOW accounts             3.50%      24,379,235    31.4     18,202,040    25.5
                                    ----------   -------   ----------   -------
                                    35,578,801    45.8     32,117,498    45.0
                                    ----------   -------   ----------   -------

Certificates of deposit:
                   3.01 to 4.00%            -       -             633      -
                   4.01 to 5.00%     1,270,783     1.6     19,061,378    26.7
                   5.01 to 6.00%    21,107,580    27.2     17,785,868    24.9
                   6.01 to 7.00%    19,494,518    25.1      1,543,421     2.2
                   7.01 to 8.00%       214,962      .3        844,300     1.2
Total certificates                  ----------   -------   ----------   -------
  of deposit           5.93%        42,087,843    54.2     39,235,600    55.0
                                    ----------   -------   ----------   -------
                       4.76%       $77,666,644   100.0%   $71,353,098   100.0%
                                    ==========   =======   ==========   =======

                                   27                      (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

       Certificates of deposit at December 31, 2000 are scheduled to mature as follows:

         Year ending December 31:
              2001                               $        30,275,830
              2002                                         5,462,577
              2003                                         1,942,548
              2004                                         3,133,538
              2005                                           623,064
              Thereafter                                     650,286
                                                 -------------------
                                                 $        42,087,843
                                                 ===================

       Certificates of deposit of $100,000 or greater were approximately $7,349,000 and $5,037,000 at December 31, 2000 and 1999, respectively.
       Amounts in excess of $100,000 are not insured by a federal agency.

       Accrued interest payable on deposits (included in accrued expenses and other liabilities) was approximately $162,000 and $103,000 at December 31, 2000 and 1999, respectively.

       Securities and interest-bearing deposits with amortized cost of $1,002,000 and $600,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits. The approximate market value of securities pledged at December 31, 2000 and 1999 was $997,000 and $593,000 respectively. All pledged securities are held in a custody account by a third party.

(8)    ADVANCES FROM FEDERAL HOME LOAN BANK

       Advances from the Federal Home Loan Bank at December 31 are summarized as follows:

                                             2000                  1999
                                     -------------------   --------------------
5.01% to 6.68% fixed rate advances,
 interest payable monthly                $    11,800,000             4,000,000
Variable rate advances (6.70% to
 6.86% at December 31, 2000),
 interest payable monthly                      4,000,000             4,000,000
Cash management advance (6.83% at
 December 31, 2000), interest
 payable monthly                                 400,000               800,000
                                     -------------------   --------------------
                                         $    16,200,000             8,800,000
                                     ===================   ====================

       Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 2000 are as follows:

       Year ending December 31:
            2001                         $    10,200,000
            2002                                      -
            2003                                 500,000
            2004                                      -
            2005                               4,900,000
            Thereafter                           600,000
                                      ------------------
                                         $    16,200,000
                                      ==================


                                     28                        (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

       The weighted average interest rate on these advances was 6.38% and 5.77% at December 31, 2000 and 1999, respectively. At December 31, 2000, the Company was eligible to borrow up to approximately $29,000,000.

       At December 31, 2000, Empire had a FHLB Cash Management Advance (CMA) note with a maximum allowable advance of $5,724,500 maturing in March 2001.

       Advances from the FHLB are secured by pledges of FHLB stock of $1,560,700 and $1,463,500 at December 31, 2000 and 1999, respectively, and a blanket assignment of the Company's unpledged, qualifying mortgage loans, mortgage-backed securities and investment securities.

(9)    NOTE PAYABLE

       During 1997, the Company entered into an agreement with an officer of the Company and related individuals to purchase the Livingston, Montana main office building. The purchase was financed with a long-term note. The note is being paid in quarterly payments of $28,000 including interest at 9%. The note is secured by the building.

(10)   INCOME TAXES

       Income tax expense for the years ended December 31 is summarized as follows:

                     FEDERAL                 STATE                  TOTAL
              -------------------    -------------------   --------------------
2000:
    Current   $           635,747                133,905               769,652
    Deferred                4,020                    856                 4,876
              -------------------    -------------------   --------------------
              $           639,767                134,761               774,528
              ===================    ===================   ====================
1999:
    Current   $           648,121                136,837               784,958
    Deferred               19,058                  4,058                23,116
              -------------------    -------------------   --------------------
              $           667,179                140,895               808,074
              ===================    ===================   ====================

       Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                              2000       1999
                                                            --------   --------
Computed "expected" tax expense                             $677,142    704,889
Increase (decrease) resulting from:
 State taxes, net of Federal income tax benefit               88,942     92,990
 Mark-to-market adjustment on ESOP shares committed
   to be released                                              8,687      9,025
 Other                                                          (243)     1,170
                                                            --------   --------
                                                            $774,528    808,074
                                                            ========   ========

                                      29                     (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

       Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                             2000                  1999
                                     -------------------   --------------------
Deferred tax assets:
  Allowance for loan losses          $        129,272                86,991
  Deferred loan origination fees              123,539               134,419
  Deferred compensation accrual                29,117                29,117
  Vested MRDP shares                           73,275                72,930
                                     -------------------   --------------------
   Gross deferred tax assets                  355,203               323,457
                                     -------------------   --------------------
Deferred tax liabilities:
  FHLB stock dividends                       (448,731)             (411,353)
  Premises and equipment, principally
    due to differences in depreciation        (24,092)              (23,036)
  Unrealized gain on securities
    available-for-sale                       (998,889)             (404,636)
  Other, net                                   (2,996)               (4,808)
                                     -------------------   --------------------
   Gross deferred tax liabilities          (1,474,708)             (843,833)
                                     -------------------   --------------------
   Net deferred tax liability        $     (1,119,505)             (520,376)
                                     ===================   ====================

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods in which the deferred tax assets are deductible, at December 31, 2000 and 1999, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

       Retained earnings at December 31, 2000 includes approximately $3,320,000 for which no provision for Federal income tax has been made. This amount represents the base year tax bad debt reserve at December 31, 1986. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this amount will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this Federal bad debt reserve into taxable income.


                                        30                     (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

(11)   STOCK REPURCHASES

       The Company authorized plans to repurchase some of its outstanding shares in the open market. During the years ended December 31, 2000 and 1999, the Company repurchased 439,127 and 221,132 shares, respectively, under the plans.

(12)   EMPLOYEE BENEFIT PLANS

       Retirement Plan. The Company has a noncontributory multi-employer trustee defined benefit pension plan. Actuarially determined pension costs are funded as required by the trustee. Information related to the Company's portion of the actuarial present value of benefits is not available. Consulting actuaries to the plan have indicated the plan reached the ERISA full funding limitation during 2000 and 1999. Contributions to the plan were $2,660 and $0 for the years ended December 31, 2000 and 1999, respectively.

       Savings Plan. During January 1999, the Company adopted a 401(k) savings plan. The Company allows eligible employees to contribute up to 15% of their monthly wages. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of total wages. Participants are at all times fully vested in their contributions and vest after five years in the Company's contributions. The Company's contributions were approximately $19,000 and $18,000 during the years ended December 31, 2000 and 1999, respectively.

       Employee Stock Ownership Plan (ESOP). In January 1997, an ESOP was established covering substantially all employees. The ESOP borrowed $2,073,680 from the Holding Company and used the funds to purchase 207,368 shares of the common stock of the Company. The loan is intended to be repaid by the ESOP over a period of 15 years principally from the Company's contributions to the ESOP and dividends on ESOP shares. The cost of the shares acquired by the ESOP is considered unearned compensation and, as such, is recorded as a reduction of the Company's stockholders' equity. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of their compensation in the year of allocation. Benefits will vest upon the completion of five years of service. Forfeitures are reallocated to remaining plan participants and may reduce the Company's contributions. Benefits may be payable upon retirement, death, disability, or separation from service. The dividends on the unallocated ESOP shares are not recorded as dividends in the consolidated statements of stockholders' equity.

       Compensation expense is recorded equal to the fair value of shares held by the ESOP which are deemed committed to be released. Shares are committed to be released on a straight-line basis over 15 years, which is the basis for the annual allocation of ESOP shares to participants. For the years ended December 31, 2000 and 1999, ESOP principal and interest payments of approximately $286,000 and $293,000, respectively, were funded by Empire and Dime contributions of approximately $198,000 and $212,000, respectively, to the ESOP. The remainder of the ESOP payments were funded by dividends on ESOP shares. During each of the years ended December 31, 2000 and 1999, 13,824 and 13,824 shares, respectively, were committed to be released to participant accounts and 1,518 and 5,963 allocated shares were distributed from the ESOP during the year ended December 31, 2000 and 1999, respectively. The fair value of the remaining 144,616 shares to be released in future years was approximately $1,717,000 at



                                   31                           (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

       December 31, 2000. Compensation expense relating to the ESOP shares was $149,979 and $155,067 for the years ended December 31, 2000 and 1999, respectively.

       Employment Contracts. During 1997, the Company entered into a three-year employment contract with a senior officer. This contract was terminated on January 1, 2000 in conjunction with the senior officer's retirement. In January 1999, the Company entered into a three-year employment agreement with the Company's new president and chief executive officer. In October 1999, the Company entered into three-year employment agreements with two new officers, effective January 1, 2000. In December 2000, the October 1999 agreements were extended for an additional year. These agreements provide severance up to three times average annual compensation following a change in control of the Company.

       Stock Option Plan. Effective July 1997, the Company's stockholders approved the Stock Option Plan. The terms of the Stock Option Plan provide for the granting of options to acquire up to 259,210 shares of common stock to employees, officers and directors of the Company. The options will vest over a five year period following the date of the grant of the options. At December 31, 2000 and 1999, total shares available for grant under the Stock Option Plan were 24,582 and 21,082, respectively.

       Changes in shares issuable under options granted for the years ended December 31, 2000 and 1999 are summarized as follows:

                                   Options Outstanding    Options Exercisable
                                   --------------------   --------------------
                                               Weighted               Weighted
                                               Average                Average
                                               Exercise               Exercise
                                   Shares      Price      Shares      Price
                                   -------    -------     -------    -------
Balance at December 31, 1998       216,484    $16.625      51,842    $16.625
Granted                             27,644     11.625          -          -
Canceled                            (6,000)    16.625          -          -
Became exercisable                    -            -       31,728     16.625
                                   -------                 ------
Balance at December 31, 1999       238,128     16.045      83,570     16.625
Granted                                 -          -           -          -
Canceled                            (3,500)    16.625          -          -
Became exercisable                      -          -       36,557     15.869
                                   -------                 ------
Balance at December 31, 2000       234,628     16.036     120,127     16.395
                                   =======                =======

       The stock options outstanding at December 31, 2000 consist of the following:

   NUMBER OF SHARES   WEIGHTED AVERAGE   WEIGHTED AVERAGE       OPTIONS
                      EXERCISE PRICE     REMAINING LIFE       EXERCISABLE
   ----------------   ----------------   ----------------     -----------
      206,984            $16.625           7.00 years           114,598
       27,644             11.625           8.67 years             5,529
   ----------------   ----------------                        -----------
      234,628             16.036                                120,127
   ================                                           ===========


                                      32                  (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

       Based on the terms of options granted and using the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options, the Company's net income and net income per share for the years ended December 31, 2000 and 1999 would have been as follows:
                                         2000                      1999
                               ----------------------    ----------------------
Net income:  As reported                 $ 1,217,066                 1,265,129
             Pro forma                       970,370                 1,027,481
                               ======================    ======================

Basic earnings per share: As reported    $       .79                       .70
                          Pro forma              .63                       .57
                               ======================    ======================

Diluted earnings per share: As reported  $       .79                       .70
                            Pro forma            .63                       .57
                               ======================    ======================

       The pro forma per share weighted-average fair value of stock options granted during 1999 was $3.36, determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: - expected dividend yield of 3.34% in 1999, risk-free interest rate of 4.40% to 5.42% in 1999, volatility ratio of 29% in 1999, and expected life of 10 years. No options were granted in 2000.

       Management Recognition and Development Plan (MRDP). During July 1997, the Company's stockholders approved the MRDP. The terms of the MRDP provide for the award of up to 103,684 of common shares to employees, officers and directors of the Company. The shares granted will vest over a five year period following the date of grant. During the year ending December 31, 1999, the Company granted 7,776 shares, under this plan. No grants were made in the year ending December 31, 2000. Compensation expense, determined by the market value of the shares at the date of grant, of $190,548 and $184,488 was recognized during the years ended December 31, 2000 and 1999, respectively, for shares that vested.

(13)   EARNINGS PER SHARE

       The following table sets forth the compilation of basic and diluted earnings per share for the years ended December 31:

                                             2000                   1999
                                      --------------------   -------------------
Average outstanding shares during the
 year on which basic earnings per
 share is calculated                           1,535,637              1,796,748

Add: Incremental shares under stock
       option plans                                  815                   -
     Incremental shares related to MRDP              170                   -
                                      --------------------   -------------------
Average outstanding shares on which
  diluted earnings per share is calculated     1,536,622              1,796,748
                                      ====================   ===================
Net income applicable to common
  stockholders                         $       1,217,066              1,265,129
                                      ====================   ===================
Basic earnings per share               $             .79                    .70
                                      ====================   ===================
Diluted earnings per share             $             .79                    .70
                                      ====================   ===================
                                      33                        (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

       Stock options to purchase 266,753 and 267,870 shares for the years ended December 31, 2000 and 1999, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

(14)   REGULATORY CAPITAL

       Empire is required to meet three capital requirements: a tangible capital requirement equal to not less than 1.5% of tangible assets (as defined in the regulations); a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors, equal to not less than 3.0% of tangible assets; and a risk-based capital requirement equal to at least 8.0% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. Empire's total risk-weighted assets at December 31, 2000 and 1999 were $68,986,000 and $53,718,000, respectively.

       Empire's compliance with capital requirements at December 31, 2000 and 1999 follows (dollars in thousands):

                                             Minimum To Be
                                      Adequately Capitalized  Minimum To Be Well
                                              Under Prompt     Capitalized Under
                                          Corrective Actions   Prompt Corrective
                               Actual          Provision       Actions Provision
                          ---------------    ---------------    ---------------
                          Amount    Ratio    Amount    Ratio    Amount    Ratio
                          ------    -----    ------    -----    ------    -----
As of December 31, 2000:
  Total capital          $27,891    40.43%  $ 5,519     8.00%  $ 6,899    10.00%
  Tier 1 capital          26,353    38.20        -        -      4,139     6.00
  Tier 1 leverage         26,353    21.61     3,658     3.00     6,098     5.00
  Tangible capital        26,353    21.61     1,829     1.50        -        -
                          ======    =====    ======    =====    ======    =====
As of December 31, 1999:
  Total capital          $30,153    56.13%  $ 4,297     8.00%  $ 5,372    10.00%
  Tier 1 capital          28,962    53.91        -        -      3,223     6.00
  Tier 1 leverage         28,962    25.65     3,388     3.00     5,646     5.00
  Tangible capital        28,962    25.65     1,694     1.50        -        -
                          ======    =====    ======    =====    ======    =====

       Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the Office of Thrift Supervision (OTS), restrictions on growth and other limitations on a savings bank's operations.


                                        34                  (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

       Consolidated stockholders' equity differs from Empire's tangible, core, and risk-based capital at December 31 as a result of the following (dollars rounded to nearest thousands):

                                            2000                  1999
                                     -------------------   --------------------
 Consolidated stockholders' equity   $        28,915,000            32,755,000
 Holding Company net assets                     (558,000)           (2,722,000)
                                     -------------------   --------------------
     Empire capital                           28,357,000            30,033,000

 Non-includable assets of Dime                  (442,000)             (438,000)
 Unrealized gains on certain available-
   for-sale securities                        (1,562,000)             (633,000)
                                     -------------------   --------------------
     Tangible and core capital                26,353,000            28,962,000

 Unrealized gains on certain available-
   for-sale securities                         1,225,000               989,000
 Allowance for loan losses                       336,000               226,000
 Assets required to be deducted                  (23,000)              (24,000)
                                     -------------------   --------------------
     Risk-based capital              $        27,891,000            30,153,000
                                     ===================   ====================

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

(15)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk.



                                   35                          (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

       The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       Financial instruments whose contract amounts represent credit risk are commitments to extend credit at fixed rates at December 31, 2000 and 1999 of approximately $3,992,000 and $2,957,000, respectively, and at variable rates at December 31, 2000 and 1999 of approximately $550,000 and $2,835,000, respectively. These commitments generally contain a termination date of 30 days from date the commitment is approved.

(16)   FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK

       At December 31, 2000, approximately $1,670,000 of the Company's loans receivable are secured by real property located outside of the Company's trade area consisting of three counties in south central Montana. Of this amount, approximately $731,000 are secured by properties located in southern California.

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company is required to disclose the fair value for financial instruments, whether recognized or not recognized on the balance sheet. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.

       Quoted market prices are used for fair value when available, but do not exist for some of the Company's financial instruments, primarily loans, time deposits, notes payable, FHLB advances and other borrowed funds. The fair value of these instruments has been derived from the OTS Net Portfolio Value Model (OTS Model). The OTS Model primarily employs the static discounted cash flow method which estimates the fair value of loans, time deposits, FHLB advances and notes payable by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the OTS Model makes assumptions about the size and timing of expected cash flows and appropriate discount rates. Different assumptions could materially change these instruments' estimated values.

       The following assumptions and methods were used by the Company in estimating the fair value of its financial instruments:

            Financial Assets. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and interest-bearing deposits approximates fair value. For all investment and mortgage-backed securities, the fair value is based upon quoted market prices. The fair value of loans receivable and loans held for sale was obtained from the OTS Model. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the short-term. The fair value of FHLB stock approximates redemption value.

            Financial Liabilities. The fair value of NOW and demand accounts and non-term savings deposits, approximates book values as these deposits are payable on demand. The fair value of time deposits, notes payable, FHLB advances and CMA advances was obtained from the OTS Model. The fair value of accrued interest payable approximates book value as the Company expects payment in the short-term.

                                    36                         (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

           The approximate book value and fair value of the Company's financial instruments as of December 31, are as follows:

                                           2000                   1999
                                 ----------------------  ----------------------
                                  CARRYING      FAIR     CARRYING      FAIR
                                    VALUE       VALUE      VALUE       VALUE
                                 ----------  ----------  ----------  ----------
Financial Assets:
 Cash and due from banks         $2,483,000   2,483,000   1,688,000   1,688,000
 Interest-bearing deposits          165,000     165,000     684,000     684,000
 Investment and mortgage-backed
  securities available-for-sale  29,374,000  29,374,000  41,090,000  41,090,000
 Mortgage-backed securities
  held-to-maturity                5,024,000   5,068,000   6,406,000   6,368,000
 Loans receivable, net           80,363,000  81,379,000  59,570,000  58,754,000
 Loans held for sale              1,497,000   1,497,000          -           -
 Stock in FHLB of Seattle         1,561,000   1,561,000   1,464,000   1,464,000
 Accrued interest receivable        528,000     528,000     451,000     451,000

Financial Liabilities:
 Deposits                        77,667,000  77,737,000  71,353,000  71,051,000
 FHLB advances, CMA note and
  note payable                   16,731,000  16,760,000   9,392,000   9,247,000
 Accrued interest payable           162,000     162,000     103,000     103,000


                                      37                      (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

(18)   HOLDING COMPANY INFORMATION (CONDENSED)

       The summarized financial information for Empire Federal Bancorp, Inc. is presented below.

Condensed Balance Sheets:                          DECEMBER 31,
                                    ------------------------------------------
                                            2000                  1999
                                    -------------------   --------------------
            Assets
     Cash                           $           164,059               107,098
     Loan to Empire                             400,000             2,600,000
     Investment in Empire                    28,357,318            30,033,111
     Income taxes receivable                        -                  15,008
                                    -------------------   --------------------
            Total assets            $        28,921,377            32,755,217
                                    ===================   ====================
Liabilities and Stockholders' Equity
    Liabilities:
     Income taxes payable           $             6,156                   -

    Stockholders' equity:
     Common stock                                25,921                25,921
     Additional paid-in capital              25,278,214            25,260,408
     Unearned ESOP and MRDP compensation     (1,928,091)           (2,264,623)
     MRDP shares acquired                      (302,011)             (302,011)
     Retained earnings                       18,351,208            17,842,091
     Treasury stock                         (14,072,383)           (8,439,462)
     Accumulated other comprehensive income   1,562,363               632,893
                                    -------------------   --------------------
 Total stockholders' equity                  28,915,221            32,755,217
                                    -------------------   --------------------
Total liabilities and stockholders' equity   28,921,377            32,755,217
                                    ===================   ====================

Condensed Statements of Income:                YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                              2000                  1999
                                     -------------------   --------------------

  Interest income - loan to Empire   $            98,246               178,502
  Interest income - loan to ESOP                 148,084               154,969
  Compensation expense - ESOP shares            (149,979)             (155,067)
  Compensation expense - MRDP shares            (190,548)             (184,488)
  Operating expenses                            (181,568)             (138,093)
                                     -------------------   --------------------
Loss before equity in undistributed
  earnings of subsidiary and income
  taxes                                         (275,765)             (144,177)

Equity in undistributed earnings of subsidiary:
  Cash dividends from subsidiary               4,000,000                -
  Earnings (dividends) in excess of
    equity in subsidiary earnings             (2,605,263)            1,364,056
                                     -------------------   --------------------
Equity in undistributed earnings of
  subsidiary                                   1,394,737             1,364,056
                                     -------------------   --------------------
  Income before income taxes                   1,118,972             1,219,879

  Income tax benefit                             (98,094)              (45,250)
                                     -------------------   --------------------
  Net income                         $         1,217,066             1,265,129
                                     ===================   ====================

                                     38                       (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

Condensed Statements of Cash Flows:            YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                             2000                  1999
                                     -------------------   --------------------
Cash flows from operating activities:

  Net income                         $         1,217,066             1,265,129
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Dividends in excess of earnings
      (undistributed earnings) of
       subsidiary                              2,605,263            (1,364,056)
      Decrease in income taxes                    21,164                61,492
      ESOP compensation                          149,979               155,067
      MRDP compensation expense                  190,548               184,488
                                     -------------------   --------------------
Net cash provided by operating activities      4,184,020               302,120
                                     -------------------   --------------------
Cash flows from investing activities-
  principal payments from loan to Empire       2,200,000             3,450,000
                                     -------------------   --------------------

Cash flows from financing activities:
  Cash dividends paid                           (694,138)             (740,955)
  Purchase of treasury stock                  (5,632,921)           (3,128,643)
                                     -------------------   --------------------
Net cash used in financing activities         (6,327,059)           (3,869,598)
                                     -------------------   --------------------
Net increase (decrease) in cash                   56,961              (117,478)
Cash at beginning of year                        107,098               224,576
                                     -------------------   --------------------
Cash at end of year                  $           164,059               107,098
                                     ===================   ====================


(19)   OPERATING SEGMENT INFORMATION

       SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                                       39                       (Continued)

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       The following is a summary of selected operating segment information for the years ended December 31, 2000 and 1999:

                                      EMPIRE     DIME     OTHER   CONSOLIDATED
                                      ------    ------    ------  ------------
2000:

  Net interest income            $ 4,422,228    14,422   195,711    4,632,361
  Non-interest income                804,146   569,650  (298,559)   1,075,237
                                   ---------   -------   -------    ---------
  Total income                     5,226,374   584,072  (102,848)   5,707,598

  Provision for loan losses          110,000        -         -       110,000
  Other noninterest expense        2,849,711   578,910   177,383    3,606,004
                                   ---------   -------   -------    ---------
  Income before income taxes       2,266,663     5,162  (280,231)   1,991,594
  Income taxes                       871,925       697   (98,094)     774,528
                                   ---------   -------   -------    ---------
  Net income                     $ 1,394,738     4,465  (182,137)   1,217,066
                                   =========   =======  ========    =========


  Total assets                  $125,166,471   510,649  (609,855) 125,067,265
  Loans, net                      81,859,981        -         -    81,859,981
  Deposits                        77,998,233        -   (331,589)  77,666,644
  Stockholders' equity            28,357,318   442,324   115,579   28,915,221
                                   =========   =======  ========    =========

1999:

  Net interest income           $  4,195,089    10,331   178,502    4,383,922
  Non-interest income                268,594   581,602   (20,944)     829,252
                                   ---------   -------   -------    ---------
  Total income                     4,463,683   591,933   157,558    5,213,174

  Provision for loan losses           17,615        -         -        17,615
  Other noninterest expense        2,234,112   565,497   322,747    3,122,356
                                   ---------   -------   -------    ---------
  Income before income taxes       2,211,956    26,436  (165,189)   2,073,203
  Income taxes                       847,900     5,424   (45,250)     808,074
                                   ---------   -------   -------    ---------
  Net income                   $   1,364,056    21,012  (119,939)   1,265,129
                                   =========   =======  ========    =========


  Total assets                 $ 114,580,042   527,458  (580,732) 114,526,768
  Loans, net                      59,569,783        -         -    59,569,783
  Deposits                        71,618,076        -   (264,978)  71,353,098
  Stockholders' equity            30,033,111   437,860 2,284,246   32,755,217
                                   =========   =======  ========    =========

                       COMMON STOCK INFORMATION

     The common stock of the Corporation is traded in the over-the counter market as reported on the Nasdaq National Market under the symbol "EFBC." As of March 13, 2001, there were approximately 344 stockholders of record. The Corporation estimates that, as of February 13, 2001, there were approximately 669 beneficial owners holding stock in nominee or "street" name.

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

     The stock prices shown below reflect the high and low prices by quarter from January 1, 1999 through the quarter ended December 31, 2000.


                                             Market Price            Cash
                                             ----------------    Dividends Paid
                                             High        Low        Per Share
                                             -----      -----     -------------
January 1, 1999 - March 31, 1999........... $14.88     $11.63         $0.10
April 1, 1999 - June 30, 1999..............  12.38      11.06           .10
July 1, 1999 - September 30, 1999..........  11.88      11.16           .10
October 1, 1999 - December 31, 1999........  11.75      10.75           .10
January 1, 2000 - March 31, 2000...........  11.88      11.00           .11
April 1, 2000 - June 30, 2000..............  12.00      10.38           .11
July 1, 2000 - September 30, 2000..........  14.19      11.81           .11
October 1, 2000 - December 31, 2000........  13.00      11.63           .11

                            DIRECTORS  AND OFFICERS

                                       OF

                    EMPIRE FEDERAL BANCORP, INC. AND EMPIRE BANK


DIRECTORS:

William H. Ruegamer                         Edwin H. Doig
 President and Chief Executive Officer       Chairman of the Board of
 of the Corporation and the Bank             the Corporation and a
                                             retired Registered Pharmacist
                                             former owner and manager of
                                             Livingston Drug

Beverly D. Harris
 President of Dime Service Corporation,     Sanroe J. Kaisler Jr.
 the Bank's wholly-owned subsidiary          Retired insurance broker and former
                                             partner and majority stockholder of
                                             Waite & Company, an insurance
Walter J. Peterson Jr.                       company
 Vice President of Dime Service
 Corporation
                                            Walter R. Sales
Kenneth P. Cochran                           Retired rancher and former Montana
 Senior Vice President and President of      Legislator
 the Billings Branch office.

John R. Boe                                 Burton "Tony" Wastcoat
 Retired teacher and vice principal of       Owner/ Broker
 local junior high school in Big Timber,     Coldwell Banker - RCI Realty
 and member of Board of Directors of
 Pioneer Medical Center


OFFICERS:

William H. Ruegamer                         Linda M. Alkire
 President and Chief Executive Officer       Chief Financial Officer and
 of the Corporation and the Bank             Treasurer of the Corporation and
                                             the Bank
Edwin H. Doig                               Ann Worthington
 Vice President                              Secretary of the Corporation
                                             and the Bank

                            CORPORATE INFORMATION

CORPORATE HEADQUARTERS                              TRANSFER AGENT

123 South Main Street                               Registrar and Transfer Co.
Livingston, Montana                                 Cranford, New Jersey

INDEPENDENT AUDITORS                                COMMON STOCK

KPMG LLP                                            Traded Over-the-Counter/
Billings, Montana                                   National Market System
                                                    Nasdaq Symbol: EFBC

GENERAL COUNSEL                                     10-KSB INFORMATION
Huppert and Swindlehurst, P.C.
Livingston, Montana                                 A copy of the Form 10-KSB
                                                    will be furnished without
                                                    charge to stockholders of
                                                    record upon written request
                                                    to the Secretary, Empire
                                                    Federal Bancorp, Inc.,
                                                    123 South Main Street,
SPECIAL SECURITIES COUNSEL                          Livingston, Montana, 59047.

Breyer & Associates
Washington, DC

                         ---------------------------

ANNUAL MEETING

     The Annual Meeting of Stockholders will be held on Tuesday, May 22, 2001 at 12:30 p.m., Mountain Daylight Time, at the Corporation's main office located at 123 South Main Street, Livingston, Montana.