Form 10QSB
period 2001-03-31
EMPIRE FEDERAL BANCORP INC
filed 2001-05-14
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

              For the transition period from _________ to _________


                           Commission File No. 0-28934

                          Empire Federal Bancorp, Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     81-0512374
 ----------------------------------------------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

                123 South Main Street, Livingston, Montana 59047
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (406) 222-1981
                                ----------------
              (Registrant's telephone number, including area code)

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

     Class:     Common Stock, par value $.01 per share
                Outstanding at April 30, 2001: 1,562,143
Transitional Small Business Disclosure Format (check one):
    YES  [   ]   NO    [X]

                          EMPIRE FEDERAL BANCORP, INC.

                             INDEX TO FORM 10-QSB

                                                                         Page
                                                                         ----
PART I   FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2001 and
         December 31, 2000 (unaudited)................................     1

         Consolidated Statements of Income for the Three Months Ended
         March 31, 2001 and 2000 (unaudited)..........................     2

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000 (unaudited)....................     3

         Notes to Unaudited Interim Consolidated Financial Statements..    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................     8


PART II  OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings............................................    12

Item 2.  Changes in Securities........................................    12

Item 3.  Defaults upon Senior Securities..............................    12

Item 4.  Submission of Matters to a Vote of Security Holders..........    12

Item 5.  Other Information............................................    12

Item 6.  Exhibits and Reports on Form 8-K.............................    12


SIGNATURES ...........................................................    13

PART I, ITEM 1 - FINANCIAL STATEMENTS

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (unaudited)

                                                      March 31,  December 31,
     Assets                                             2001        2000
                                                      ---------   -----------
Cash and due from banks                             $ 2,309,389   $ 2,482,564
Interest-bearing deposits                               132,712       165,136
                                                      ---------     ---------
       Cash and cash equivalents                      2,442,101     2,647,700

Investment and mortgage-backed securities available-
  for-sale                                           32,999,125    29,374,395
Investment and mortgage-backed securities held-to-
  maturity (estimated market value of $5,067,695 at
  December 31, 2000)                                         -      5,024,454
Loans receivable, net                                85,289,353    80,362,737
Loans held for sale                                   1,522,948     1,497,244
Stock in Federal Home Loan Bank of Seattle, at cost   1,585,700     1,560,700
Accrued interest receivable                             579,995       528,281
Premises and equipment, net                           3,672,435     3,719,566
Prepaid expenses and other assets                       334,036       352,188
                                                     ----------    ----------
         Total assets                             $ 128,425,693 $ 125,067,265
                                                    ===========   ===========
    Liabilities and Stockholders' Equity

Liabilities:
     Demand deposits                                $ 2,077,595   $ 1,630,238
     NOW accounts                                    10,038,073    11,487,266
     Money market                                    12,276,875    11,261,730
     Regular savings                                 10,827,910    11,199,567
     Certificates of deposit                         41,543,591    42,087,843
                                                     ----------    ----------
           Total deposits                            76,764,044    77,666,644
     Advances from Federal Home Loan Bank and
        other borrowed funds                         20,000,000    16,200,000
     Note payable                                       514,658       530,749
     Advances from borrowers for taxes and insurance    409,735       286,086
     Accrued expenses and other liabilities           1,547,041     1,468,565
                                                     ----------    ----------
         Total liabilities                           99,235,478    96,152,044

Stockholders' equity:
     Preferred stock, par value $.01 per share, 250,000
       shares authorized, none issued and outstanding        -             -
     Common stock, par value $.01 per share, 4,000,000
       shares authorized, 2,592,100 issued               25,921        25,921
     Additional paid-in capital                      25,286,170    25,278,214
     Unearned ESOP and MRDP compensation             (1,885,666)   (1,928,091)
     MRDP shares acquired                              (258,864)     (302,011)
     Retained earnings, substantially restricted     18,447,469    18,351,208
     Accumulated other comprehensive income, net      1,647,568     1,562,363
     Treasury shares acquired, at cost,
       1,029,957 shares at March 31, 2001 and
       December 31, 2000                            (14,072,383)  (14,072,383)
                                                     ----------    ----------
         Total stockholders' equity                  29,190,215    28,915,221
                                                     ----------    ----------
Total liabilities and stockholders' equity         $128,425,693  $125,067,265
                                                    ===========   ===========

See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                   Three Months Ended March 31, 2001 and 2000
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31
                                                         2001            2000
                                                        ------          ------
Interest income:
    Loans receivable                                $1,806,291      $1,288,559
    Mortgage-backed securities                         523,460         699,739
    Investment securities                                7,523          46,849
    Other                                               28,017          35,979
                                                    ----------      ----------
        Total interest income                        2,365,291       2,071,126
                                                    ----------      ----------

Interest expense:
    Deposits                                           878,267         778,011
    FHLB advances and other borrowings                 276,507         152,933
                                                    ----------      ----------
Total interest expense                               1,154,774         930,944
                                                    ----------      ----------
    Net interest income                              1,210,517       1,140,182
Provision for loan losses                               25,002          15,000
                                                    ----------      ----------

Net interest income after provision for loan losses  1,185,515       1,125,182

Non-interest income:
    Insurance commission income                        129,673         122,727
    Customer service charges                            68,083          90,058
    Gain on sale of investments, net                        -           49,314
    Gain on sale of loans                               82,262              -
    Other                                                9,843           8,858
                                                    ----------      ----------
         Total non-interest income                     289,861         270,957

Non-interest expense:
    Compensation and benefits                          612,271         530,709
    Occupancy and equipment                            162,252         112,030
    Deposit insurance premiums                          24,667          11,550
    Other                                              252,462         195,085
                                                    ----------      ----------
Total non-interest expense                           1,051,652         849,374
                                                    ----------      ----------
         Income before income taxes                    423,724         546,765
Income taxes                                           166,894         212,000
                                                    ----------      ----------
         Net income                                 $  256,830      $  334,765
                                                    ==========      ==========

Basic earnings per share                            $     0.19      $     0.19
                                                    ==========      ==========

Diluted earnings per share                          $     0.19      $     0.19
                                                    ==========      ==========

Dividends declared per share                        $    0.115      $     0.11
                                                    ==========      ==========

See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2001        2000
                                                            ------      ------
Cash flows from operating activities:
  Net income                                             $ 256,830   $ 334,765
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                               25,002      15,000
    Depreciation                                            83,539      57,573
    ESOP shares committed to be released                    44,845      39,813
    MRDP shares vested                                      48,683      47,637
    Gain on sale of investments and mortgage-
      backed securities                                         -      (49,315)
    Gain on sale of loans                                  (82,262)         -
    Stock dividends reinvested in Federal Home Loan Bank   (25,000)    (23,600)
    Proceeds from sales of loans                         5,023,067          -
    Origination of loans held for sale                  (4,940,805)         -
    Decrease(increase) in accrued interest receivable      (51,714)     24,199
    Decrease(increase)in prepaid expenses and other assets (26,266)     69,816
    Increase in accrued expenses and other liabilities      68,419     193,402
                                                         ---------   ---------
       Net cash provided by operating activities           424,338     709,290
                                                         ---------   ---------
Cash flows from investing activities:
    Net change in loans receivable                      (4,977,321) (5,441,636)
    Proceeds from sale of mortgage-backed securities
      available-for-sale                                        -    1,737,870
    Principal payments on mortgage-backed securities
      held-to maturity                                          -      301,094
    Proceeds from sale of securities available-for-sale         -    1,593,817
    Principal payments on mortgage-backed securities
      available-for-sale                                 1,539,404   1,510,272
    Purchases of premises and equipment                    (36,408)   (615,779)
                                                         ---------   ---------
    Net cash used in investing activities               (3,474,325)   (914,362)
                                                         ---------   ---------
Cash flows from financing activities:

    Net change in deposits                                (902,600)    285,165
    Repayment of note payable                              (16,091)    (14,720)
    Net change in advances from borrowers for taxes
      and insurance                                        123,649     158,596
    Dividends paid                                        (160,570)   (200,371)
    Proceeds from advances from FHLB                     3,800,000   2,200,000
    Purchase of treasury stock                                  -   (2,330,206)
                                                         ---------   ---------
    Net cash provided by financing activities            2,844,388      98,464
                                                         ---------   ---------
Net decrease in cash and cash equivalents                 (205,599)   (106,608)

Cash and cash equivalents, beginning of period           2,647,700   2,372,119
                                                         ---------   ---------
Cash and cash equivalents, end of period                $2,442,101  $2,265,511
                                                         =========   =========
Cash paid during the period for:
    Interest                                            $1,221,943  $1,107,589
    Income taxes                                            29,000      15,000
                                                         =========   =========

See accompanying notes to unaudited interim consolidated financial statements.

          Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2001

Note 1        Basis of Presentation
              ---------------------
              The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accounting principles generally accepted in the United States of America for audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

              In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three months ended March 31, 2001, and 2000 are not necessarily indicative of the results which may be expected for an entire year or any other period.

              In June 2000, the Financial Accounting standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities," an amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of March 31, 2001, the Company was not engaged in hedging activities nor did it hold derivative instruments that will require adjustments to carrying values under SFAS No. 133 and No. 138. The Company adopted the standards on January 1, 2001 and the impact of the adoption was not material. Upon adoptions of SFAS No. 133, the Company transferred held-to-maturity securities with amortized costs of $5,024,454 and market value of $5,067,695 into the available-for-sale securities category. The $43,241 unrealized gain was recorded as a component of comprehensive income as a transaction adjustment on January 2, 2001.

Note 2        Comprehensive Income
              --------------------
              The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income (loss) for the noted periods:
                                 Three Months Ended March 31
                        --------------------------------------------
                            2001                               2000
                           ------                             ------
                        $ 342,035                          $  83,171
                        =========                          =========

              As a result of the transfer of held-to-maturity securities to available-for-sale comprehensive income was increased by $26,204 during the three months ended March 31, 2001.

Note 3        Earnings Per Share
              ------------------
              Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At March 31, 2001, included in the weighted average calculations were 47,843 allocated shares and 3,456 committed to be released ESOP shares. There were 61,829 vested MRDP shares.

              Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At March 31, 2001 and 2000, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                               For the three months ended March 31
                       --------------------------------------------------------
                                  2001                      2000
                       ---------------------------  ---------------------------
                                          Per-Share                   Per-Share
                       Net Income   Shares  Amount  Net Income   Shares  Amount
                       ----------   ------  ------  ----------   ------  ------
BASIC EPS
Net income available to
  common stockholders    $256,830 1,369,507  $0.19  $334,765  1,720,640   $0.19
                         ========            =====  ========              =====

EFFECT OF DILUTIVE SECURITIES
 Stock Options - granted              2,887                          16
 Unvested MRDP shares                   762                           -
                                    -------                      -------
DILUTED EPS
 Income available to
 common stockholders plus
 assumed conversion      $256,830 1,373,156  $0.19  $334,765   1,720,656  $0.19
                         ======== =========  =====  ========   =========  =====

Note 4        Cash Dividend Declared
              ----------------------
              On January 24, 2001, the Board of Directors declared a quarterly cash dividend of $.115 per common share to stockholders of record on February 14, 2001 payable on February 28, 2001.

Note 5        Capital Compliance
              ------------------
              The following table presents Empire's compliance with its regulatory capital requirements of March 31, 2001 (dollars in thousands):
                                                                  Percentage
                                                 Amount            of Assets
                                                 ------            ---------
              GAAP capital(1)                   $28,755              22.39%
                                                 ======              ======

              Tangible capital                  $26,670              21.29%
              Tangible capital requirement        1,879               1.50%
                                                 ------              -----
              Excess                            $24,791              19.79%
                                                 ======              =====

              Core capital                      $26,670              21.29%
              Core capital requirement            3,758               3.00%
                                                 ------             ------
              Excess                            $22,912              18.29%
                                                 ======             ======

              Total risk-based capital(2)       $28,168              38.29%
              Total risk-based capital
                requirement(2)                    5,885               8.00%
                                                 ------              -----
              Excess                            $22,283              30.29%
                                                 ======              =====


              (1) Empire's GAAP capital includes unrealized gains
                  on certain available-for-sale securities of
                  $1,648,000 and $437,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.

              (2) Based on risk-weighted assets of $73,562,000.


Note 6        Operating Segment Information
              -----------------------------
              The Company evaluates segment performance internally based on its two primary lines of business, commercial banking and insurance, and thus the operating segments are so defined. The operating segment defined as "other" includes the Holding Company and eliminations of transactions between segments.

              The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2001 and 2000.

2001:                              EMPIRE       DIME      OTHER    CONSOLIDATED
                                  --------     ------     ------   ------------
Net interest income             $1,180,238      3,391     26,888     1,210,517
Non-interest income               174,119     135,634    (19,892)      289,861
                                 ---------    -------     ------     ---------
  Total income                   1,354,357    139,025      6,996     1,500,378

Provision for loan losses           25,002         -          -         25,002
Other non-interest expense         821,632    144,148     85,872     1,051,652
                                 ---------    -------     ------     ---------

  Income before income taxes       507,723     (5,123)   (78,876)      423,724
Income taxes                       195,240         -     (28,346)      166,894
                                 ---------    -------    -------     ---------
  Net income                    $  312,483     (5,123)   (50,530)      256,830
                                 =========    =======    =======     =========

Assets                        $128,570,590    461,841   (606,738)  128,425,693
Net loans                       85,289,353         -          -     85,289,353
Deposits                        77,347,723         -    (583,679)   76,764,044
Stockholders' equity            28,755,006    437,202     (1,993)   29,190,215
                               ===========    =======    =======   ===========



2000:

Net interest income           $  1,077,305      3,530     59,347     1,140,182
Non-interest income                157,702    128,873    (15,618)      270,957
                                 ---------    -------     ------     ---------
  Total income                   1,235,007    132,403     43,729     1,411,139

Provision for loan losses           15,000         -          -         15,000
Other non-interest expense         619,675    140,437     89,262       849,374
                                 ---------    -------     ------     ---------
  Income before income taxes       600,332     (8,034)   (45,533)      546,765
Income taxes                       230,800         -     (18,800)      212,000
                                 ---------    -------     ------     ---------
  Net income                  $    369,532     (8,034)   (26,733)      334,765
                                 =========    =======     ======     =========

Assets                        $114,926,588    493,092   (591,280)  114,828,400
Net loans                       64,996,419         -          -     64,996,419
Deposits                        71,960,121         -    (321,858)   71,638,263
Stockholders' equity            27,801,049    429,826  2,164,386    30,395,261
                              ============    =======  ==========  ===========

PART I, ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

GENERAL

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.

OPERATING STRATEGY

The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. In the past, the Bank considered Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2000. In addition, the Bank opened a loan production office in Missoula, Montana during the third quarter of 2000. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

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

FINANCIAL CONDITION

Consolidated assets increased by approximately $3.4 million, or 2.7%, from $125.1 million at December 31, 2000 to $128.4 million at March 31, 2001.

Effective January 1, 2001, the Company transferred held-to-maturity securities with amortized costs of $5.0 million to the available-for-sale securities category as allowed by Statement of Financial Accounting Standard No. 133. Investment and mortgage-backed securities available-for-sale, after reclassification on January 1, 2001, decreased $1.4 million, or 4.1%, from $34.4 million at December 31, 2000 to $33.0 million at March 31, 2001 as the result of maturities and payments of $1.5 million offset by an increase in market value of $140,000.

Net loans increased $4.9 million, or 6.1%, from $80.4 million at December 31, 2000 to $85.3 million at March 31, 2001.

Deposits decreased from $77.7 million at December 31, 2000 to $76.8 million at March 31, 2001.

Premises and equipment decreased by $47,000 from $3.7 million at December 31, 2000 to $3.6 million at March 31, 2001 as the result of depreciation of $84,000 offset by purchases of $37,000.

Stockholders' equity increased from $28.9 million at December 31, 2000, to $29.2 million at March 31, 2001. The change is the result of net income of $257,000, the release of ESOP shares in the amount of $45,000 and an increase of $85,000 related to the market value of securities available-for-sale. In addition, 3,067 shares of MRDP vested and unearned MRDP compensation was reduced by $49,000. Stockholders' equity was also decreased by the payments of $161,000 in dividends.

ASSET QUALITY

At March 31, 2001, the Bank had no nonaccrual loans. At March 31, 2001, the Bank had seventeen loans delinquent over 30 days amounting to $1.7 million of which one loan amounting to $7,000 was delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
 2001 AND 2000

Net Income. Net income decreased by $78,000 to $257,000 for the three months ended March 31, 2001 as compared to the same period in 2000. Increased costs associated with the new branch facility and the loan production office are the main cause of the decrease. The following narrative discusses the various components of the change.

Net Interest Income. Net interest income increased $70,000, or 6.2%, from $1.1 million for the three months ended March 31, 2000 to $1.2 million for the same period in 2001. The interest rate spread increased from 2.87% for the three months ended March 31, 2000 to 2.90% for the comparable period in 2001.

Interest Income. Total interest income increased by $294,000, or 14.2% from $2.1 million for the three months ended March 31, 2000 to $2.4 million for the same period in 2001. The increase was primarily attributable to an increase in average interest earning assets of $8.4 million, or 7.6% from $111.5 million for the three months ended March 31, 2000 as compared to the comparable period in 2001. Average outstanding loans increased $21.5 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $12.6 million. The yield on interest earning assets for the three months ended March 31, 2001, was 7.9% as compared to 7.4% for the comparable period in 2000.

Interest Expense. Total interest expense was $1.2 million for the three months ended March 31, 2001, as compared to $931,000 for the same period in 2000. Interest on deposits increased by $100,000, or 12.9%, and interest on notes payable and other debt increased by $124,000, or 80.8%.

Average deposits for the three months ended March 31, 2001 amounted to $73.8 million as compared to $71.2 million for the same period in 2000. In addition to the increase in average deposits, the cost of deposits increased from 4.4% for the three months ended March 31, 2000 to 4.8% for the same period in 2001 reflecting a general increase in interest rates in the Bank's markets.

Other interest expense of $277,000 for the three months ended March 31, 2001 includes $264,000 related to borrowings from the FHLB and $13,000 associated with other debt. Other interest expense for the comparable period in 2000 included $140,000 related to FHLB borrowings and $13,000 associated with other debt.

Provision for Loan Losses. The provision for loan losses was $25,002 for three months ended March 31, 2001 as compared to $15,000 for the same period in 2000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .42% at March 31, 2001, and .37% at March 31, 2000. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income. Non-interest income increased $19,000 for the three months ended March 31, 2001, as compared to the same period in 2000 as the result of several factors. During the three months ended March 31, 2001, the Bank recorded $82,000 in gains on sale of loans. This gain is the result of the Bank's activity in underwriting mortgage loans for sale in the secondary market. There were only nominal sales to the secondary market during the three month period ended March 31, 2000.

During the three months ended March 31, 2000, the Bank had $49,000 in gain on the sale of investments as compared to no sales of securities for the comparable period in 2001.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $130,000 and $123,000 were received for the three months ended March 31, 2001 and 2000, respectively.

Non-Interest Expense. Total non-interest expense increased $202,000 or 23.8% for the three months ended March 31, 2001, compared to the same period in 2000. Included in this increase is an $82,000 increase in compensation expense which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings and the Missoula loan production office. Occupancy expense also increased from $112,000 for the three months ended March 31, 2000 to $162,000 for the comparable period in 2001 primarily as the result of additional cost associated with the new branch facility.

Additional net increases in other non-interest expense amounting to $57,000 were primarily the result of increased legal, data processing and auditing costs as well as additional costs associated with the branch office in Billings and the loan production office in Missoula.

Income Taxes. Effective income tax rates were approximately the same for the three months ended March 31, 2001 and 2000. The effective combined federal and state tax rate was 39.4% and 38.8% for the three months ended March 31, 2001 and 2000, respectively.

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

           (b) Report on Form 8-K
            No Form 8-K's were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Federal Bancorp, Inc.



By  s/s William H. Ruegamer                                   May 10, 2001
   --------------------------------------------------         ------------
    William H. Ruegamer                                          Date
    President & Chief Executive Officer
    (Principal Executive Officer)

By   s/s Linda M. Alkire                                      May 10, 2001
    -------------------------------------------------         ------------
     Linda M. Alkire                                             Date
     Treasurer & Chief Financial Officer