Form 10QSB
period 2001-06-30
EMPIRE FEDERAL BANCORP INC
filed 2001-08-14
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

     Class:     Common Stock, par value $.01 per share
     Outstanding at July 31, 2001: 1,562,143
Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                ---     ---

                   EMPIRE FEDERAL BANCORP, INC.

                       INDEX TO FORM 10-QSB

                                                                         Page
                                                                         ----
PART I    FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

            Consolidated Balance Sheets at June 30, 2001 and
            December 31, 2000 (unaudited) . . . . . . . . . . . . . . . .  1

            Consolidated Statements of Income for the Three Months
            and Six Months Ended June 30, 2001 and 2000 (unaudited) . . .  2

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2001 and 2000 (unaudited). . . . . . . . . . .  3

            Notes to Unaudited Interim Consolidated Financial Statements.  4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . 10

PART II   OTHER INFORMATION
          -----------------
Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 16

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . 16

Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . . 16

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . 16

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part I, Item 1 - Financial Statements

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    June 30, 2001 and December 31, 2000
                                (unaudited)

                                                   June 30,      December 31,
                    Assets                           2001           2000
                    ------                       ------------   ------------


Cash and due from banks                          $  2,696,647   $  2,482,564
Interest-bearing deposits                           5,519,981        165,136
                                                 ------------   ------------
       Cash and cash equivalents                    8,216,628      2,647,700

Investment and mortgage-backed securities
 available-for-sale                                30,590,773     29,374,395
Investment and mortgage-backed securities
 held-to-maturity (estimated market value
 of $5,067,695 at December 31, 2000)                       --      5,024,454
Loans receivable, net                              84,772,093     80,362,737
Loans held for sale                                 4,645,405      1,497,244
Stock in Federal Home Loan Bank of Seattle,
 at cost                                            1,613,300      1,560,700
Accrued interest receivable                           618,462        528,281
Premises and equipment, net                         3,666,031      3,719,566
Prepaid expenses and other assets                     272,954        352,188
                                                 ------------   ------------
       Total assets                              $134,395,646   $125,067,265
                                                 ============   ============
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
  Demand deposits                                $  2,008,977   $  1,630,238
  NOW accounts                                     10,791,669     11,487,266
  Money market                                     12,193,095     11,261,730
  Regular savings                                  10,724,588     11,199,567
  Certificates of deposit                          47,705,704     42,087,843
                                                 ------------   ------------
       Total deposits                              83,424,033     77,666,644
  Advances from Federal Home Loan Bank and
     other borrowed funds                          19,000,000     16,200,000
  Note payable                                        498,207        530,749
  Advances from borrowers for taxes and insurance     286,325        286,086
  Accrued expenses and other liabilities            1,587,024      1,468,565
                                                 ------------   ------------
       Total liabilities                          104,795,589     96,152,044

Stockholders' equity:
  Preferred stock, par value $.01 per share,
     250,000 shares authorized, none issued
     and outstanding                                       --             --
  Common stock, par value $.01 per share,
     4,000,000 shares authorized, 2,592,100 issued     25,921         25,921
  Additional paid-in capital                       25,296,854     25,278,214
  Unearned ESOP and MRDP compensation              (1,799,374)    (1,928,091)
  MRDP shares acquired                               (258,864)      (302,011)
  Retained earnings, substantially restricted      18,587,015     18,351,208
  Accumulated other comprehensive income, net       1,820,888      1,562,363
  Treasury shares acquired, at cost, 1,029,957
    shares at June 30, 2001 and December
    31, 2000                                      (14,072,383)   (14,072,383)
                                                 ------------   ------------
       Total stockholders' equity                  29,600,057     28,915,221
                                                 ------------   ------------
       Total liabilities and stockholders'
         equity                                  $134,395,646   $125,067,265
                                                 ============   ============

See accompanying notes to unaudited interim consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Income
            Three and Six Months Ended June 30, 2001 and 2000
                               (unaudited)

                             Three Months Ended          Six Months Ended
                                  June 30                    June 30
                          -----------------------   -------------------------
                             2001         2000         2001           2000
                             ----         ----         ----           ----
Interest income:
  Loans receivable        $1,902,250   $1,413,431   $3,708,541   $  2,701,990
  Mortgage-backed
   securities                467,886      604,105      991,346      1,303,844
  Investment securities        8,596       36,720       16,119         83,569
  Other                       36,743       35,126       64,760         71,105
                          ----------   ----------   ----------     ----------
Total interest income      2,415,475    2,089,382    4,780,766      4,160,508
                          ----------   ----------   ----------     ----------
Interest expense:
  Deposits                   897,787      800,155    1,776,054      1,578,166
  Note payable and other     277,335      159,753      553,842        312,685
                          ----------   ----------   ----------     ----------
Total interest expense     1,175,122      959,908    2,329,896      1,890,851
                          ----------   ----------   ----------     ----------
  Net interest income      1,240,353    1,129,474    2,450,870      2,269,657
                          ----------   ----------   ----------     ----------
Provision for loan losses     25,002       15,000       50,004         30,000
                          ----------   ----------   ----------     ----------
  Net interest income
   after provision for
   loan losses             1,215,351    1,114,474    2,400,866      2,239,657

Non-interest income:
  Insurance commission
   income                    135,553      129,720      265,227        252,447
  Customer service charges    71,436       89,942      139,519        138,499
  Gain on sale of invest-
   ments, net                     --      100,857           --        150,171
  Gain on sale of loans       61,543           --      143,805             --
  Other                        2,534        8,997       12,377         17,855
                          ----------   ----------   ----------     ----------
   Total non-interest
     income                  271,066      329,516      560,928        558,972
Non-interest expense:
  Compensation and benefits  522,183      508,195    1,134,454        997,405
  Occupancy and equipment    160,031      115,166      322,284        227,196
  Deposit insurance premiums  13,328       11,550       37,995         23,100
  Other                      253,250      309,562      505,712        504,646
                          ----------   ----------   ----------     ----------
Total non-interest expense   948,792      944,473    2,000,445      1,752,347
                          ----------   ----------   ----------     ----------
   Income before income
     taxes                   537,625      499,517      961,349      1,046,282
Income taxes                 235,921      193,605      402,815        405,605
                          ----------   ----------   ----------     ----------
   Net income             $  301,704   $  305,912   $  558,534     $  640,677
                          ==========   ==========   ==========     ==========
Basic earnings per share  $     0.22   $     0.19   $     0.41     $     0.39
                          ==========   ==========   ==========     ==========

Diluted earnings per share$     0.22   $     0.19   $     0.41     $     0.39
                          ==========   ==========   ==========     ==========
Dividends declared per
  share                   $    0.115   $     0.11   $     0.23     $     0.21
                          ==========   ==========   ==========     ==========

See accompanying notes to unaudited interim consolidated financial statements.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                 Six Months Ended June 30, 2001 and 2000
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                 ---------------------------
                                                     2001            2000
                                                     ----            ----
Cash flows from operating activities:
  Net income                                   $     558,534   $     640,677
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                        50,004          30,000
     Depreciation                                    161,232         115,185
     ESOP shares committed to be released             92,614          77,552
     MRDP shares vested                               97,890          95,274
     Gain on sale of investments and mortgage-
       backed securities                                  --        (150,171)
     Gain on sale of loans                          (143,805)             --
     Stock dividends reinvested in Federal
       Home Loan Bank                                (52,600)        (23,800)
     Proceeds from sales of loans                 10,881,380              --
     Origination of loans held for sale          (13,885,736)             --
     Decrease (increase) in accrued interest
       receivable                                    (90,181)         13,501
     Decrease (increase) in prepaid expenses
       and other assets                               79,233         (61,004)
     Increase (decrease) in accrued expenses
       and other liabilities                         (46,827)         34,843
                                                 -----------     -----------
          Net cash (used) provided by
          operating activities                    (2,298,262)        772,057
                                                 -----------     -----------

Cash flows from investing activities:
  Net change in loans receivable                  (4,459,360)    (10,711,094)
  Proceeds from sale of mortgage-backed
    securities available-for-sale                         --       4,407,853
  Principal payments on mortgage-backed
    securities held-to maturity                           --         748,036
  Proceeds from sale of securities available-
    for-sale                                              --       2,167,738
  Principal payments on mortgage-backed
    securities available-for-sale                  4,231,889       2,613,169
  Purchases of premises and equipment               (107,696)     (1,134,169)
                                                 -----------     -----------
          Net cash used in investing activities     (335,167)     (1,908,467)
                                                 -----------     -----------
Cash flows from financing activities:
  Net change in deposits                           5,757,389       2,606,419
  Repayment of note payable                          (32,543)        (29,805)
  Net change in advances from borrowers for
    taxes and insurance                                  239          61,579
  Dividends paid                                    (322,728)       (380,248)
  Proceeds from advances from FHLB                 2,800,000       1,838,815
  Purchase of treasury stock                              --      (2,457,271)
                                                 -----------     -----------
          Net cash provided by financing
          activities                               8,202,357       1,639,489
                                                 -----------     -----------
Net increase in cash and cash equivalents          5,568,928         503,079
Cash and cash equivalents, beginning of period     2,647,700       2,372,119
                                                 -----------     -----------
Cash and cash equivalents, end of period         $ 8,216,628     $ 2,875,198
                                                 ===========     ===========
Cash paid during the period for:
  Interest                                       $ 2,340,626     $ 1,818,222
  Income taxes                                       256,301         435,000
                                                 ===========     ===========
See accompanying notes to unaudited interim consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

        Notes to Unaudited Interim Consolidated Financial Statements
                               June 30, 2001

Note 1  Basis of Presentation
        ---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six months ended June 30, 2001, and 2000 are not necessarily indicative of the results which may be expected for an entire year or any other period.

In June 2000, the Financial Accounting standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities," an amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of June 30, 2001, the Company was not engaged in hedging activities nor did it hold derivative instruments that will require adjustments to carrying values under FAS No. 133 and No. 138. The Company adopted the standards on January 1, 2001 and the impact of the adoption was not material. Upon adoptions of SFAS No. 133, the Company transferred held-to-maturity securities with amortized costs of $5,024,454 and market value of $5,067,695 into the available-for-sale securities category. The $43,241 unrealized gain was recorded as a component of comprehensive income as a transaction adjustment on January 2, 2001.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 2  Comprehensive Income
        --------------------

The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income for the noted periods:

            Three Months Ended June 30,     Six Months Ended June 30,
           ----------------------------     -------------------------
             2001               2000           2001           2000
             ----               ----           ----           ----

           $ 475,025          $ 265,723     $ 817,059      $ 348,894
           =========          =========     =========      =========

As a result of the transfer of held-to-maturity securities to available-for-sale comprehensive income was increased by $26,204 during the six months ended June 30, 2001.

Note 3  Earnings Per Share
        ------------------

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At June 30, 2001, the weighted-average of allocated shares and committed to be released ESOP shares was 47,843 and 4,032. There were 64,941 vested MRDP shares.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At June 30, 2001 and 2000, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:


                                                       For the six months ended June 30
                               ---------------------------------------------------------------------------
                                                2001                                  2000
                               ------------------------------------  -------------------------------------
                                                          Per-Share                              Per-Share
                               Net Income      Shares       Amount   Net Income       Shares     Amount
                               ----------      ------       ------   ----------       ------     ------
Basic EPS
Net income available
 to common stockholders         $558,534     1,372,776      $0.41     $ 640,677     1,653,888     $0.39

Effect of Dilutive Securities
  Stock Options - granted                        3,639                                     --

  Unvested MRDP shares                             920                                     --
                                             ---------                              ---------

Diluted EPS
  Income available to common
   stockholders plus assumed
                  conversion    $558,534     1,377,335      $0.41     $ 640,677     1,653,888     $0.39
                                ========     =========      =====     =========     =========     =====

                                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                                                    For the three months ended June 30
                               ---------------------------------------------------------------------------
                                                2001                                  2000
                               ------------------------------------  -------------------------------------
                                                          Per-Share                              Per-Share
                               Net Income      Shares       Amount   Net Income       Shares     Amount
                               ----------      ------       ------   ----------       ------     ------
Basic EPS
Net income available
 to common stockholders         $301,704     1,376,052      $0.22     $ 305,912     1,587,136     $0.19

Effect of Dilutive Securities
  Stock Options - granted                        4,391                                     --

  Unvested MRDP shares                           1,077                                     --
                                             ---------                              ---------
Diluted EPS
  Income available to common
   stockholders plus assumed
                  conversion    $301,704     1,381,520      $0.22     $ 305,912     1,587,136     $0.19
                                ========     =========      =====     =========     =========     =====



Note 4  Cash Dividend Declared
        ----------------------

On July 24, 2001, the Board of Directors declared a quarterly cash dividend of $.115 per common share to stockholders of record on August 17, 2001 payable on August 31, 2001.

Note 5  Capital Compliance
        ------------------

The following table presents Empire's compliance with its regulatory capital requirements of June 30, 2001 (dollars in thousands):

                                                           Percentage
                                                Amount     of Assets
                                                ------     ----------

               GAAP capital(1)                 $ 29,302      21.80%
                                               ========      =====

               Tangible capital                $ 27,045      20.66%
               Tangible capital requirement       1,964       1.50%
                                               --------      -----
                  Excess                       $ 25,081      19.16%
                                               ========      =====

               Core capital                    $ 27,045      20.66%
               Core capital requirement           5,237       4.00%
                                               --------      -----
                  Excess                       $ 21,808      16.66%
                                               ========      =====

               Total risk-based capital(2) $ 28,568 37.36% Total risk-based capital
                 requirement(2)                   6,117       8.00%
                                               --------      -----
                  Excess                       $ 22,451      29.36%
                                               ========      =====

               (1) Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $1,821,000 and $436,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
               (2)    Based on risk-weighted assets of $76,462,000.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

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

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


The following is a summary of selected operating segment information as of and for the six months ended June 30, 2001 and 2000.

2001:                       Empire          Dime       Other     Consolidated
                            ------          ----       -----     ------------

Net interest income      $  2,389,791        6,517       54,562    2,450,870
Non-interest income           428,390      271,188     (138,650)     560,928
                         ------------     --------   ----------  -----------
   Total income             2,818,181      277,705      (84,088)   3,011,798

Provision for loan losses      50,004           --           --       50,004
Other non-interest expense  1,620,918      283,962       95,565    2,000,445
                         ------------     --------   ----------  -----------
   Income (loss) before
     income taxes           1,147,259       (6,257)    (179,653)     961,349
Income taxes                  461,241           --      (58,426)     402,815
                         ------------     --------   ----------  -----------
   Net income            $    686,018       (6,257)    (121,227)     558,534
                         ============     ========   ==========  ===========

Assets                   $134,527,558      475,790     (607,702) 134,395,646
Net loans                  84,772,093           --           --   84,772,093
Deposits                   83,879,138           --     (455,105)  83,424,033
Stockholders' equity       29,301,862      436,067     (137,872)  29,600,057
                         ============     ========   ==========  ===========

2000:
Net interest income      $  2,146,177        7,239      116,241    2,269,657
Non-interest income           419,286      264,814      (38,128)     645,972
                         ------------     --------   ----------  -----------
   Total income             2,565,463      272,053       78,113    2,915,629

Provision for loan losses      30,000           --           --       30,000
Other non-interest expense  1,338,947      281,610      218,790    1,839,347
                         ------------     --------   ----------  -----------
   Income (loss) before
     income taxes           1,196,516       (9,557)    (140,677)   1,046,282
Income taxes                  460,125           --      (54,520)     405,605
                         ------------     --------   ----------  -----------
   Net income            $    736,391       (9,557)     (86,157)     640,677
                         ============     ========   ==========  ===========

Assets                   $116,594,829      533,189     (591,748) 116,536,270
Net loans                  70,250,877           --           --   70,250,877
Deposits                   74,292,638           --     (333,121)  73,959,517
Stockholders' equity       28,046,215      428,302    1,964,901   30,439,418
                         ============     ========   ==========  ===========

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information for the three months ended June 30, 2001 and 2000.

2001:                       Empire          Dime       Other     Consolidated
                            ------          ----       -----     ------------

Net interest income      $  2,389,791        6,517       54,562    2,450,870
Net interest income      $  1,209,553        3,126       27,674    1,240,353
Non-interest income           254,271      135,554     (118,759)     271,066
                         ------------     --------   ----------  -----------
   Total income             1,463,824      138,680      (91,085)   1,511,419

Provision for loan losses      25,002           --           --       25,002
Other non-interest expense    799,286      139,815        9,691      948,792
                         ------------     --------   ----------  -----------
   Income (loss) before
     income taxes             639,536       (1,135)    (100,776)     537,625
Income taxes                  266,001           --      (30,080)     235,921
                         ------------     --------   ----------  -----------
   Net income            $    373,535       (1,135)    ( 70,696)     301,704
                         ============     ========   ==========  ===========

2000:
Net interest income      $  1,068,872        3,709       56,893    1,129,474
Non-interest income           261,584      135,941      (22,509)     375,016
                         ------------     --------   ----------  -----------
   Total income             1,330,456      139,650       34,384    1,504,490

Provision for loan losses      15,000           --           --       15,000
Other non-interest expense    719,272      141,173      129,528      989,973
                         ------------     --------   ----------  -----------
   Income (loss) before
     income taxes             596,184       (1,523)     (95,144)     499,517
Income taxes                  229,325           --      (35,720)     193,605
                         ------------     --------   ----------  -----------
   Net income            $    366,859       (1,523)     (59,424)     305,912
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

Operating Strategy

The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. In the past, the Bank considered Gallatin, Park and Sweet Grass counties in south-central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2000. In addition, the Bank opened a loan production office in Missoula, Montana during the third quarter of 2000. During the second quarter of 2001, the Bank notified the Office of Thrift Supervision of its intention to open a de novo branch in Missoula in late 2001 or early 2002. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

The Bank relies to a significant extent on borrowings from the FHLB of Seattle to finance its short-term and, to a certain extent, its longer term financing needs. The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. In recent periods, borrowings from the FHLB of Seattle have been available at rates that are more favorable than the rates that the Bank would be required to pay on deposits. Further, borrowings from the FHLB are available at various maturities, facilitating the accurate matching of asset and liability maturity dates. The Bank has used these available borrowings during the past six months in part to fund expansion of its lending activities and treasury stock repurchases.

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

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

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

As evidenced by the new branch in Billings and the proposed new branch in Missoula coupled with an increase in commercial and business loans, the Bank's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. This new strategy may subject the Company to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision to loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Company will be successful in implementing this new business strategy or in managing growth.

Financial Condition

Consolidated assets increased by approximately $9.3 million, or 7.5%, from $125.1 million at December 31, 2000 to $134.4 million at June 30, 2001.

Effective January 1, 2001, the Company transferred held-to-maturity securities with amortized costs of $5.0 million to the available-for-sale securities category as allowed by Statement of Financial Accounting Standard No. 133. Investment and mortgage-backed securities available-for-sale, after reclassification on January 1, 2001, decreased $3.8 million, or 11.1%, from $34.4 million at December 31, 2000 to $30.6 million at June 30, 2001 as the result of maturities and payments of $4.2 million offset by an increase in market value of $423,812.

Net loans increased $4.4 million, or 5.5%, from $80.4 million at December 31, 2000 to $84.8 million at June 30, 2001.

Deposits increased $5.8 million or 7.4%, from $77.7 million at December 31, 2000 to $83.4 million at June 30, 2001.

Premises and equipment decreased by $54,000 from $3.7 million at December 31, 2000 to $3.6 million at June 30, 2001 as the result of depreciation of $161,000 offset by purchases of $108,000.

Stockholders' equity increased from $28.9 million at December 31, 2000, to $29.6 million at June 30, 2001. The change is the result of net income of $559,000, the release of ESOP shares in the amount of $93,000 and an increase of $259,000 related to the market value of securities available-for-sale. In addition, 6,177 shares of MRDP vested and unearned MRDP compensation was reduced by $98,000. Stockholders' equity was also decreased by the payments of $323,000 in dividends.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Asset Quality

At June 30, 2001, the Bank had no nonaccrual loans. At June 30, 2001, the Bank had nineteen loans delinquent over 30 days amounting to $3.2 million of which five loans amounting to $376,000 were delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000

Net Income. Net income decreased by $82,000 from $641,000 for the six months ended June 30, 2000 to $559,000 for the six months ended June 30, 2001. Increased costs associated with the new branch facility and the loan production office are the main cause of the decrease. The following narrative discusses the various components of the change.

Net Interest Income. Net interest income increased $181,000, or 8.0%, from $2.3 million for the six months ended June 30, 2000 to $2.5 million for the same period in 2001. The interest rate spread decreased from 2.96% for the six months ended June 30, 2000 to 2.92% for the comparable period in 2001.

Interest Income. Total interest income increased by $620,000, or 14.9% from $4.2 million for the six months ended June 30, 2000 to $4.8 million for the same period in 2001. The increase was primarily attributable to an increase in average interest earning assets of $11.9 million, or 10.9% from $109.8 million for the six months ended June 30, 2000 as compared to the comparable period in 2001. Average outstanding loans increased $21.7 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $9.6 million. The yield on interest earning assets for the six months ended June 30, 2001, was 7.9% as compared to 7.6% for the comparable period in 2000.

Interest Expense. Total interest expense was $2.3 million for the six months ended June 30, 2001, as compared to $1.9 million for the same period in 2000. Interest on deposits increased by $198,000, or 12.5%, and interest on notes payable and other debt increased by $241,000, or 77.1%.

Average deposits for the six months ended June 30, 2001 amounted to $75.1 million as compared to $71.5 million for the same period in 2000. In addition to the increase in average deposits, the cost of deposits increased from 4.4% for the six months ended June 30, 2000 to 4.7% for the same period in 2001 reflecting a general increase in interest rates in the Bank's markets.

Other interest expense of $554,000 for the six months ended June 30, 2001 includes $530,000 related to borrowings from the FHLB and $23,000 associated with other debt. Other interest

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

expense for the comparable period in 2000 included $286,000 related to FHLB borrowings and $26,000 associated with other debt.

Provision for Loan Losses. The provision for loan losses was $50,004 for six months ended June 30, 2001 as compared to $30,000 for the same period in 2000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .45% at June 30, 2001, and .36% at June 30, 2000. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income. Non-interest income was $561,000 for the six months ended June 30, 2001, as compared to $559,000 for the same period in 2000. During the six months ended June 30, 2001, the Bank recorded $144,000 in gains on sale of loans. This gain is the result of the Bank's activity in underwriting mortgage loans for sale in the secondary market. There were only nominal sales to the secondary market during the six-month period ended June 30, 2000.

During the six months ended June 30, 2000, the Bank had $150,000 in gain on the sale of investments as compared to no sales of securities for the comparable period in 2001.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $265,000 and $252,000 were received for the six months ended June 30, 2001 and 2000, respectively.

Non-Interest Expense. Total non-interest expense increased $248,000 or 14.2% for the six months ended June 30, 2001, compared to the same period in 2000. Included in this increase is a $137,000 increase in compensation expense which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings and the Missoula loan production office. Occupancy expense also increased $95,000 for the six months ended June 30, 2000 to $322,000 for the comparable period in 2001 primarily as the result of additional cost associated with the new branch facility.

Income Taxes.   The effective combined federal and state tax rate was 41.9%
and 38.8% for the six months ended June 30, 2001 and 2000, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and the mark-to-market adjustment on ESOP shares committed to be released.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Income. Net income decreased by $4,000 to $302,000 for the three months ended June 30, 2001. The following narrative discusses the various components of the change.

Net Interest Income. Net interest income increased $111,000, or 9.8%, from $1.1 million for the three months ended June 30, 2000 to $1.2 million for the same period in 2001. The interest rate spread decreased from 3.02% for the three months ended June 30, 2000 to 2.93% for the comparable period in 2001.

Interest Income. Total interest income increased by $326,000, or 15.6% from $2.1 million for the three months ended June 30, 2000 to $2.4 million for the same period in 2001. The increase was primarily attributable to an increase in average interest earning assets of $15.2 million, or 14.0% from $108.4 million for the three months ended June 30, 2000 as compared to $123.6 million for the comparable period in 2001. Average outstanding loans increased $21.6 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $6.6 million. The yield on interest earning assets for the three months ended June 30, 2001, was 7.8% as compared to 7.7% for the comparable period in 2000.

Interest Expense. Total interest expense was $1.2 million for the three months ended June 30, 2001, as compared to $959,000 for the same period in 2000. Interest on deposits increased by $98,000, or 12.2%, and interest on notes payable and other debt increased by $118,000, or 73.6%.

Average deposits for the three months ended June 30, 2001 amounted to $76.2 million as compared to $71.8 million for the same period in 2000. In addition to the increase in average deposits, the cost of deposits increased from 4.5% for the three months ended June 30, 2000 to 4.7% for the same period in 2001 reflecting a general increase in interest rates in the Bank's markets.

Other interest expense of $277,000 for the three months ended June 30, 2001 includes $266,000 related to borrowings from the FHLB and $11,000 associated with other debt. Other interest expense for the comparable period in 2000 included $147,000 related to FHLB borrowings and $13,000 associated with other debt.

Provision for Loan Losses. The provision for loan losses was $25,002 for three months ended June 30, 2001 as compared to $15,000 for the same period in 2000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .45% at June 30, 2001, and .36% at June 30, 2000.

Non-Interest Income. Non-interest income decreased $58,000 for the three months ended June 30, 2001, as compared to the same period in 2000 as the result of several factors. During the three months ended June 30, 2001, the Bank recorded $62,000 in gains on sale of loans. This gain is the result of the Bank's activity in underwriting mortgage loans for sale in the secondary market. There were only nominal sales to the secondary market during the three-month period ended June 30, 2000. Customer service charges decreased $19,000 from $90,000 for the three months ended June 30, 2000 to $71,000 for the comparable period in 2001.

During the three months ended June 30, 2000, the Bank had a gain of $101,000 on the sale of investments as compared to no sales of securities for the comparable period in 2001.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $136,000 and $130,000 were received for the three months ended June 30, 2001 and 2000, respectively.

Non-Interest Expense. Total non-interest expense increased $4,000 for the three months ended June 30, 2001, compared to the same period in 2000. Included in this change is a $14,000 decrease in compensation expense. Occupancy expense increased from $115,000 for the three months ended June 30, 2000 to $160,000 for the comparable period in 2001 primarily as the result of additional cost associated with the new branch facility.

Income Taxes. The effective combined federal and state tax rate was 43.9% and 38.8% for the three months ended June 30, 2001 and 2000, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and the mark-to-market adjustment on ESOP shares committed to be released.

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

Item 3.   Defaults on Senior Securities
            Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders
            None.

Item 5.   Other Information
            None.

Item 6.   Exhibits and Reports on Form 8-K
           (a)   Exhibits

          3.1  Certificate of Incorporation of Empire Federal Bancorp, Inc.(1)
          3.2  Bylaws of Empire Federal Bancorp, Inc. (1)
          9.1  Employment Agreement with Kenneth P. Cochran(4)
         10.2  Employment Agreement with William H. Ruegamer (3)
         10.2a Contract Extension with William H. Ruegamer(5)
         10.2b Contract Extension with William H. Ruegamer
         10.3  Employee Stock Ownership Plan (1)
         10.4  Management Recognition and Development Plan (2)
         10.5  Stock Option Plan (2)
         10.6  Financial Institution's Thrift Plan 401(k)(3)
         21    Subsidiaries of the Registrant (3)

    (1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).
    (2) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.
    (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
    (4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2000.
    (5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 2000.

           (b) Report on Form 8-K

               No Form 8-K's were filed during the quarter ended June 30, 2001.

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Federal Bancorp, Inc.

By  s/s William H. Ruegamer                         August 10, 2001
    -------------------------------------           ---------------
    William H. Ruegamer                                   Date
    President & Chief Executive Officer
       (Principal Executive Officer)

By  s/s Linda M. Alkire                             August 10, 2001
    -------------------------------------           ---------------
    Linda M. Alkire                                       Date
    Treasurer & Chief Financial Officer

                                                                Exhibit 10.2b
                    EXTENSION TO EMPLOYMENT AGREEMENT

     The EMPLOYMENT AGREEMENT dated the 6th day of January, 1999, between EMPIRE BANK, formerly known as EMPIRE FEDERAL SAVINGS BANK, 123 South Main Street, P. O. Box 1099, Livingston, MT 59047; and WILLIAM H. RUEGAMER, of 439 Old Clyde Park Road, Livingston, MT 59047, is extended by three (3) years, and shall continue for a period of thirty-six (36) full calendar months after January 6, 2002, upon the same terms and conditions set forth in said Employment Agreement dated January 6, 1999.

     DATED this 24TH day of July, 2001.

                                          EMPIRE BANK

                                       By s/s Edwin H. Doig
                                          --------------------------
                                          Its Chairman
ATTEST:

s/s Ann Worthington
-------------------
      (SEAL)
                                         s/s William H. Ruegamer
                                         ---------------------------
                                         WILLIAM H. RUEGAMER

WITNESS:

s/s Kenneth P. Cochran
----------------------