Form 10QSB
period 2001-09-30
EMPIRE FEDERAL BANCORP INC
filed 2001-11-13
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                        OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT

             For the transition period from             to
                                             ----------    ----------


                            Commission File No. 0-28934


                            Empire Federal Bancorp, Inc.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                       Delaware                     81-0512374
         -------------------------------------------------------------------
        (State or other jurisdiction of  (I.R.S. Employer Identification No.)
         incorporation or organization)


                 123 South Main Street, Livingston, Montana  59047
                ---------------------------------------------------
                     (Address of principal executive offices)


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

           Class:   Common Stock, par value $.01 per share
                    Outstanding at October 31, 2001: 1,507,643

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                 ---    ---

                        EMPIRE FEDERAL BANCORP, INC.

                            INDEX TO FORM 10-QSB


                                                                        Page
                                                                        ----
PART I   FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2001 and
         December 31, 2000 (unaudited).................................   1

         Consolidated Statements of Income for the Three Months and
         Nine Months Ended September 30, 2001 and 2000 (unaudited).....   2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 and 2000 (unaudited).................   3

         Notes to Unaudited Interim Consolidated Financial Statements..   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  10


PART II  OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings ............................................  17

Item 2.  Changes in Securities ........................................  17

Item 3.  Defaults upon Senior Securities ..............................  17

Item 4.  Submission of Matters to a Vote of Security Holders ..........  17

Item 5.  Other Information ............................................  17

Item 6.  Exhibits and Reports on Form 8-K .............................  17


SIGNATURES ............................................................  18

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part I, Item 1 - Financial Statements
-------------------------------------

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                   September 30, 2001 and December 31, 2000
                                 (unaudited)
                                              September 30,     December 31,
          Assets                                  2001              2000
          ------                              -------------     ------------

Cash and due from banks                       $  4,427,862      $  2,482,564
Interest-bearing deposits                       19,181,139           165,136
                                              ------------      ------------
     Cash and cash equivalents                  23,609,001         2,647,700

Investment and mortgage-backed securities
  available-for-sale                            28,194,310        29,374,395
Investment and mortgage-backed securities
  held-to-maturity (estimated market value
  of $5,067,695 at December 31, 2000)                    -         5,024,454
Loans receivable, net                           85,716,663        80,362,737
Loans held for sale                              4,201,639         1,497,244
Stock in Federal Home Loan Bank of Seattle,
  at cost                                        1,641,700         1,560,700
Accrued interest receivable                        618,653           528,281
Premises and equipment, net                      4,283,028         3,719,566
Prepaid expenses and other assets                  310,617           352,188
                                              ------------      ------------
     Total assets                             $148,575,611      $125,067,265
                                              ============      ============

       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities:
   Demand deposits                            $  4,486,961      $  1,630,238
   NOW accounts                                 10,067,218        11,487,266
   Money market                                 14,225,219        11,261,730
   Regular savings                              10,433,035        11,199,567
   Certificates of deposit                      60,708,994        42,087,843
                                              ------------      ------------
     Total deposits                             99,921,427        77,666,644
   Advances from Federal Home Loan Bank
    and other borrowed funds                    17,000,000        16,200,000
   Note payable                                    481,385           530,749
   Advances from borrowers for taxes and
    insurance                                      372,987           286,086
   Accrued expenses and other liabilities        1,755,914         1,468,565
                                              ------------      ------------
     Total liabilities                         119,531,713        96,152,044

Stockholders' equity:
   Preferred stock, par value $.01 per share,
    250,000 shares authorized, none issued
    and outstanding                                      -                 -
   Common stock, par value $.01 per share,
    4,000,000 shares authorized, 2,592,100
    issued                                          25,921            25,921
   Additional paid-in capital                   25,309,899        25,278,214
   Unearned ESOP and MRDP compensation          (1,713,082)       (1,928,091)
   MRDP shares acquired                           (258,864)         (302,011)
   Retained earnings, substantially restricted  18,720,700        18,351,208
   Accumulated other comprehensive income, net   1,851,257         1,562,363



   Treasury shares acquired, at cost,
    1,084,457 shares at September 30, 2001
    and 1,029,957 at December 30, 2000         (14,891,933)      (14,072,383)
                                              ------------      ------------
     Total stockholders' equity                 29,043,898        28,915,221
                                              ------------      ------------

     Total liabilities and stockholders'
      equity                                  $148,575,611      $125,067,265
                                              ============      ============

See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Income
            Three and Nine Months Ended September 30, 2001 and 2000
                                (unaudited)

                                 Three Months Ended      Nine Months Ended
                                    September 30            September 30
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                                  ----        ----        ----        ----

Interest income:
   Loans receivable            $1,853,292  $1,546,763  $5,561,833  $4,248,753
   Mortgage-backed securities     390,039     575,498   1,381,385   1,879,342
   Investment securities            8,514      26,053      24,633     109,623
   Other                          144,386      28,074     209,147      99,179
                               ----------  ----------  ----------  ----------
Total interest income           2,396,231   2,176,388   7,176,998   6,336,897
                               ----------  ----------  ----------  ----------

Interest expense:
   Deposits                     1,035,882     858,734   2,811,937   2,436,900
   Note payable and other         247,977     193,479     801,819     506,165
                               ----------  ----------  ----------  ----------
Total interest expense          1,283,859   1,052,213   3,613,756   2,943,065
                               ----------  ----------  ----------  ----------

   Net interest income          1,112,372   1,124,175   3,563,242   3,393,832
                               ----------  ----------  ----------  ----------

Provision for loan losses          25,002      15,000      75,006      45,000
                               ----------  ----------  ----------  ----------

   Net interest income after
    provision for loan losses   1,087,370   1,109,175   3,488,236   3,348,832


Non-interest income:
   Insurance commission income    168,160     146,687     433,387     399,134
   Customer service charges        71,957      86,825     211,476     225,324
   Gain on sale of investments,
    net                                 -      34,441           -     184,613
   Gain on sale of loans          135,438           -     279,243           -
   Other                            4,495       1,629      16,871      19,483
                               ----------  ----------  ----------  ----------
     Total non-interest income    380,050     269,582     940,977     828,554

Non-interest expense:
   Compensation and benefits      540,713     529,067   1,675,168   1,526,472
   Occupancy and equipment        152,829     127,056     475,113     354,252
   Deposit insurance premiums      13,326      13,350      51,321      36,450
   Other                          231,490     211,723     737,201     716,369
                               ----------  ----------  ----------  ----------

Total non-interest expense        938,358     881,196   2,938,803   2,633,543
                               ----------  ----------  ----------  ----------

     Income before income taxes   529,062     497,561   1,490,410   1,543,843

Income taxes                      234,233     194,750     637,047     600,355
                               ----------  ----------  ----------  ----------

     Net income                $  294,829  $  302,811  $  853,363  $  943,488
                               ==========  ==========  ==========  ==========

Basic earnings per share       $     0.21  $     0.21  $     0.62  $     0.59
                               ==========  ==========  ==========  ==========

Diluted earnings per share     $     0.21  $     0.21  $     0.62  $     0.59
                               ==========  ==========  ==========  ==========

Dividends declared per share   $    0.115  $     0.11  $    0.345  $     0.33
                               ==========  ==========  ==========  ==========

See accompanying notes to unaudited interim consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                Nine Months Ended September 30, 2001 and 2000
                                 (unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         2001         2000
                                                         ----         ----

Cash flows from operating activities:
   Net income                                      $   853,363    $  943,488
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                          75,006        45,000
     Depreciation                                      246,524       186,120
     ESOP shares committed to be released              142,743       121,489
     MRDP shares vested                                147,097       142,911
     Gain on sale of investments                             -      (184,613)
     Gain on sale of loans                            (279,243)            -
     Stock dividends reinvested in Federal
      Home Loan Bank                                   (81,000)      (72,200)
     Proceeds from sales of loans                   21,004,970             -
     Origination of loans held for sale            (23,430,122)            -
     Increase in accrued interest receivable           (90,371)      (37,241)
     Decrease (increase) in prepaid expenses and
      other assets                                      41,571      (118,921)
     Increase  in accrued expenses and other
      liabilities                                      102,648        36,702
                                                   -----------    ----------

        Net cash (used) provided by operating
         activities                                 (1,266,814)    1,062,735
                                                   -----------    ----------

Cash flows from investing activities:
   Net change in loans receivable                   (5,428,932)  (15,935,273)
   Proceeds from sale of mortgage-backed securities
    available-for-sale                                       -     4,407,853
   Principal payments on mortgage-backed securities
    held-to maturity                                         -     1,070,267
   Proceeds from sale of securities available-for-sale       -     2,202,984
   Principal payments on mortgage-backed securities
    available-for-sale                               6,678,134     4,319,589
   Purchases of premises and equipment                (809,985)   (1,200,690)
                                                   -----------    ----------
        Net cash used in investing activities          439,217    (5,135,270)
                                                   -----------    ----------

Cash flows from financing activities:
   Net change in deposits                           22,254,783     4,189,092
   Repayment of note payable                           (49,364)      (45,228)
   Net change in advances from borrowers for taxes
    and insurance                                       86,900       177,685
   Dividends paid                                     (483,871)     (554,361)
   Proceeds from advances from FHLB                    800,000     6,013,015
   Purchase of treasury stock                         (819,550)   (5,632,921)
                                                   -----------    ----------
        Net cash provided by financing activities   21,788,898     4,147,282
                                                   -----------    ----------

Net increase in cash and cash equivalents           20,961,301        74,747




Cash and cash equivalents, beginning of period       2,647,700     2,372,119
                                                   -----------    ----------

Cash and cash equivalents, end of period           $23,609,001    $2,446,866
                                                   ===========    ==========

Cash paid during the period for:
   Interest                                        $ 3,589,575    $2,919,000
   Income taxes                                        576,067        603,00
                                                   ===========    ==========

See accompanying notes to unaudited interim consolidated financial statements.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

           Notes to Unaudited Interim Consolidated Financial Statements
                               September 30, 2001

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

          The accompanying consolidated financial statements include the accounts of Empire Federal Bancorp, Inc. (the Holding Company) and its wholly owned subsidiary, Empire Bank (Empire or the Bank) and Dime Service Corporation (Dime), a wholly-owned subsidiary of Empire. The Holding Company, Empire and Dime are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine months ended September 30, 2001, and 2000 are not necessarily indicative of the results that may be expected for an entire year or any other period.

          In June 2000, the Financial Accounting standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities," an amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of September 30, 2001, the Company was not engaged in hedging activities nor did it hold derivative instruments that will require adjustments to carrying values under SFAS No. 133 and No. 138. The Company adopted the standards on January 1, 2001 and the impact of the adoption was not material. Upon adoption of SFAS No. 133, the Company transferred held-to-maturity securities with amortized costs of $5,024,454 and market value of $5,067,695 into the available-for-sale securities category. The $43,241 unrealized gain was recorded as a component of comprehensive income as a transaction adjustment on January 1, 2001.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBISIARIES

Note 2    Comprehensive Income
          --------------------

          The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income for the noted periods:

          Three Months Ended September 30,    Nine Months Ended September 30,
          --------------------------------    -------------------------------
              2001               2000             2001               2000
              ----               ----             ----               ----

              $ 325,198          $ 847,075        $1,142,257       $1,195,969
              ---------          ---------        ----------       ----------

          As a result of the transfer of held-to-maturity securities to available-for-sale comprehensive income was increased by $26,204 during the nine months ended September 30, 2001.

Note 3    Earnings Per Share
          ------------------

          Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares that are unallocated and not yet committed to be released (unallocated) and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At September 30, 2001, the weighted-average of allocated shares and committed to be released ESOP shares was 47,843 and 5,760. There were 68,052 vested MRDP shares.

          Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At September 30, 2001 and 2000, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                           For the nine months ended September 30
                 ------------------------------------------------------------
                            2001                              2000
                 -----------------------------  -----------------------------

                                     Per-Share                      Per-Share
                 Net Income  Shares  Amount     Net Income  Shares  Amount
                 ----------  ------  ---------  ----------  ------  ---------
Basic EPS
Net income
 available to
 common
 stockholders     $853,363  1,374,112  $0.62     $943,488  1,593,899  $0.59
                  ========             =====     ========             =====
Effect of
 Dilutive Securities
  Stock Options
   - granted                    4,258                            786

  Unvested MRDP shares          1,028                             149
                            ---------                      ----------

Diluted EPS
  Income available
   to common
   stockholders
    plus assumed
      conversion  $853,363  1,379,398  $0.62     $943,488  1,594,834  $0.59
                  ========  =========  =====     ========  =========  =====

                       EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


                             For the three months ended September 30
                     ---------------------------------------------------------
                                 2001                           2000
                     ----------------------------  ---------------------------
                                        Per-Share                    Per-Share
                     Net Income  Shares  Amount    Net Income  Shares  Amount
                     ----------  ------  --------  ----------  ------  -------
BASIC EPS
 Net income available
  to common
  stockholders       $294,829   1,376,809  $0.21    $302,811  1,470,953  $0.21

EFFECT OF DILUTIVE
 SECURITIES
  Stock Options
   - granted                        5,497                         2,306

  Unvested MRDP
   shares                           1,245                           447
                                 --------                     ---------

DILUTED EPS
 Income available to
  common stockholders
  plus assumed
  conversion         $294,829   1,383,551  $0.21    $302,811  1,473,706  $0.21
                    ===========  ========  ====== =========== ========= ======


Note 4  Cash Dividend Declared
        ----------------------

        On October 23, 2001, the Board of Directors declared a quarterly cash dividend of $.115 per common share to stockholders of record on November 16, 2001 payable on November 30, 2001.


Note 5  Capital Compliance
        ------------------

        The following table presents Empire's compliance with its regulatory capital requirements as of September 30, 2001 (dollars in thousands):

                                                                   Percentage
                                                        Amount     of Assets
                                                        ------     ----------

            GAAP capital(1)                          $  28,935       19.48%
                                                       =======       ======

            Tangible capital                         $  26,614       18.33%
            Tangible capital requirement                 2,178        1.50%
                                                       -------       ------

                Excess                               $  24,436       16.83%
                                                       =======       ======

            Core capital                             $  26,614       18.33%
            Core capital requirement                     5,807        4.00%
                                                       -------       ------

                Excess                               $  20,807       14.33%
                                                       =======       ======

            Total risk-based capital(2)              $  28,182       34.97%
            Total risk-based capital requirement(2)      6,447        8.00%
                                                       -------       ------
                Excess                               $  21,735       26.97%
                                                       =======       ======

                    (1) Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $1,851,000 and $470,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
                    (2)    Based on risk-weighted assets of $80,586,000.

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

                     EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information as of and for the nine months ended September 30, 2001 and 2000.


2001:                        EMPIRE       DIME       OTHER       CONSOLIDATED
                             ------       ----       -----       ------------

  Net interest income   $  3,470,905      9,310      83,027       3,563,242
  Non-interest income        702,987    439,348    (201,358)        940,977
    Total income           4,173,892    448,658    (118,331)      4,504,219
                         -----------   --------   ---------     -----------

  Provision for loan
   losses                     75,006          -           -          75,006
  Other non-interest
   expense                 2,344,341    417,490     176,972       2,938,803
                         -----------   --------   ---------     -----------

    Income (loss) before
     income taxes          1,754,545     31,168    (295,303)      1,490,410
  Income taxes               716,042      3,151     (82,146)        637,047
                         -----------   --------   ---------     -----------

    Net income          $  1,038,503     28,017    (213,157)        853,363
                         ===========   ========   =========     ===========

  Assets                $148,674,974    544,547    (643,910)    148,575,611
  Net loans               89,918,302          -           -      89,918,302
  Deposits               100,218,733          -    (297,306)     99,921,427
  Stockholders' equity    28,934,715    470,341    (361,158)     29,043,898
                         ===========   ========   =========     ===========

2000:

  Net interest income   $  3,291,356     10,880      91,596       3,393,832
  Non-interest income        412,478    411,501       4,575         828,554
                         -----------   --------   ---------     -----------
    Total income           3,703,834    422,381      96,171       4,222,386

  Provision for loan
   losses                     45,000          -           -          45,000
  Other non-interest
   expense                 1,913,946    426,956     292,641       2,633,543
                         -----------   --------   ---------     -----------

    Income before
     income taxes          1,744,888     (4,575)   (196,470)      1,543,843
  Income taxes               670,825          -     (70,470)        600,355
                         -----------   --------   ---------     -----------

  Net income            $  1,074,063     (4,575)   (126,000)        943,488
                         ===========   ========   =========     ===========

  Assets                $120,412,727    518,578    (598,760)    120,332,545
  Net loans               75,460,056          -           -      75,460,056
  Deposits                75,881,834          -    (339,644)     75,542,190
  Stockholders' equity    27,359,655    433,285     235,363      28,028,303
                         ===========   ========   =========     ===========

                     EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


The following is a summary of selected operating segment information for the three months ended September 30, 2001 and 2000.


2001:                        EMPIRE       DIME       OTHER       CONSOLIDATED
                         ----------     -------     --------     ------------
  Net interest income    $1,081,114       2,793      28,465       1,112,372
  Non-interest income       274,597     168,160     (62,707)        380,050
                         ----------    --------    --------      ----------
    Total income          1,355,711     170,953     (34,242)      1,492,422

  Provision for loan
   losses                    25,002           -           -          25,002
  Other non-interest
   expense                  723,423     133,528      81,407         938,358
                         ----------    --------    --------      ----------
    Income (loss) before
     income taxes           607,286      37,425    (115,649)        529,062
  Income taxes              254,801       3,151     (23,719)        234,233
                         ----------    --------    --------      ----------
    Net income           $  352,485      34,274     (91,930)        294,829
                         ==========    ========    ========      ==========

2000:
  Net interest income    $1,097,493       3,642      23,040       1,124,175
  Non-interest income       127,438     146,687      (4,533)        269,582
                         ----------    --------    --------      ----------
    Total income          1,224,921     150,329      18,507       1,393,757

  Provision for loan
   losses                    15,000           -           -          15,000
  Other non-interest
   expense                  661,550     145,346      74,300         881,196
                         ----------    --------    --------      ----------

    Income before
     income taxes           548,371       4,983     (55,793)        497,561
  Income taxes              210,700           -     (15,950)        194,750
                         ----------    --------    --------      ----------

    Net income           $  337,671       4,983     (39,843)        302,811
                         ==========    ========    ========      ==========

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

OPERATING STRATEGY

The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. In the past, the Bank considered Gallatin, Park and Sweet Grass counties in south central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2000. In addition, the Bank opened a loan production office in Missoula, Montana during the third quarter of 2000. During the second quarter of 2001, the Bank notified the Office of Thrift Supervision of its intention to open a de novo branch in Missoula in late 2001 or early 2002. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

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

The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and FHLB advances. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of other income and expenses also affects the Bank's profitability. Other income consists of service charges on checking and NOW accounts and other fees,insurance commissions and net gains or losses on the sale of investments. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions,

                   EMPIRES FEDERAL BANCORP, INC. AND SUBSIDIARIES

particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

The Bank's strategy is to operate as a conservative, well-capitalized, profitable institution dedicated to offering a full line of community banking services and to providing quality service to all customers. The Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios,
(iii) emphasizing local loan originations and sales to the secondary market, and (iv) emphasizing high-quality customer service with a competitive fee structure.

As evidenced by the new branch in Billings and the proposed new branch in Missoula, coupled with an increase in commercial and business loans, the Bank's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. This new strategy may subject the Company to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision to loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Company will be successful in implementing this new business strategy or in managing growth.

FINANCIAL CONDITION
Consolidated assets increased by approximately $23.5 million, or 18.8%, from $125.1 million at December 31, 2000 to $148.6 million at September 30, 2001.

Effective January 1, 2001, the Company transferred held-to-maturity securities with amortized costs of $5.0 million to the available-for-sale securities category as allowed by Statement of Financial Accounting Standard No. 133. Investment and mortgage-backed securities available-for-sale, after reclassification on January 1, 2001, decreased $6.2 million, or 18.0%, from $34.4 million at December 31, 2000 to $28.2 million at September 30, 2001 as the result of maturities and payments of $6.7 million offset by an increase in market value of $473,595.

Net loans increased $5.4 million, or 6.7%, from $80.4 million at December 31, 2000 to $85.7 million at September 30, 2001.

Deposits increased $22.3 million or 28.7%, from $77.7 million at December 31, 2000 to $99.9 million at September 30, 2001. This increase is the result of a program to attract depositors in all of the Bank's market. The majority of this increase in deposits was in one to two year certificates of deposits.

A majority of the increase in deposits has been temporarily invested in interest bearing deposits, which amounted to $19.2 million at September 30, 2001 as compared to $165,000 at December 31, 2000.

Premises and equipment increased by $563,000 from $3.7 million at December 31, 2000 to $4.3 million at September 30, 2001 as the result of purchases of $810,000, which includes the purchase of $649,000 for property in Missoula for a planned branch. Depreciation of $247,000 offset this increase.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Stockholders' equity increased from $28.9 million at December 31, 2000, to $29.0 million at September 30, 2001. The change is the result of net income of $853,000, the release of ESOP shares in the amount of $143,000 and an increase of $289,000 related to the market value of securities available-for-sale. In addition, 9,291 shares of MRDP vested and unearned MRDP compensation was reduced by $147,000. Stockholders' equity was also
decreased by the payments of $484,000 in dividends.   During the nine months
ended September 30, 2001, the Company repurchased 54,500 shares of its common stock in the open market at an average price of $15.04 per share for a total of $820,000. There were 1,084,457 shares held in treasury at September 30, 2001 with an average price of $13.73. Book value per share at September 30, 2001 was $19.26.

Asset Quality
At September 30, 2001, the Bank had no nonaccrual loans. At September 30, 2001, the Bank had twenty-nine loans delinquent over 30 days amounting to $5.5 million of which six loans amounting to $2.6 million were delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

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

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Net Income. Net income decreased by $90,000 from $943,000 for the nine months ended September 30, 2000 to $853,000 for the nine months ended September 30, 2001. The following narrative discusses the various components of the change.

Net Interest Income. Net interest income increased $169,000, or 5.0%, from $3.4 million for the nine months ended September 30, 2000 to $3.6 million for the same period in 2001. The interest rate spread decreased from 2.92% for the nine months ended September 30, 2000 to 2.72% for the comparable period in 2001.

Interest Income. Total interest income increased by $840,000, or 13.3% from $6.3 million for the nine months ended September 30, 2000 to $7.2 million for the same period in 2001. The increase was primarily attributable to an increase in average interest earning assets of $15.5 million, or 14.0% from $110.4 million for the nine months ended September 30, 2000 as compared to the comparable period in 2001. Average outstanding loans increased $20.0 million offset by decreases in the average outstanding balances of investments and mortgage-backed securities of $9.0 million. The yield on interest earning assets for the nine months ended September 30, 2001, was 7.6% as compared to 7.7% for the comparable period in 2000.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Interest Expense. Total interest expense was $3.6 million for the nine months ended September 30, 2001, as compared to $2.9 million for the same period in 2000. Interest on deposits increased by $375,000, or 15.4%, and interest on notes payable and other debt increased by $296,000, or 58.4%.

Average deposits for the nine months ended September 30, 2001 amounted to $79.4 million as compared to $72.3 million for the same period in 2000. In addition to the increase in average deposits, the cost of deposits increased from 4.5% for the nine months ended September 30, 2000 to 4.7% for the same period in 2001 reflecting a general increase in the Bank's interest rates. Continued increases in cost of deposits is projected for the three months ending December 30, 2001 based on the significant increase in certificates of deposit during the three months ended September 30, 2001.

Other interest expense of $802,000 for the nine months ended September 30, 2001 includes $767,000 related to borrowings from the FHLB and $35,000 associated with other debt. Other interest expense for the comparable period in 2000 included $467,000 related to FHLB borrowings and $39,000 associated with other debt. The weighted average interest rate on the FHLB advances was 5.06% and 6.07% at September 30, 2001 and 2000, respectively.

Provision for Loan Losses. The provision for loan losses was $75,000 for the nine months ended September 30, 2001 as compared to $45,000 for the same period in 2000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .48% at September 30, 2001, and .36% at September 30, 2000. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income. Non-interest income was $941,000 for the nine months ended September 30, 2001, as compared to $829,000 for the same period in 2000. During the nine months ended September 30, 2001, the Bank recorded $279,000 in gains on sale of loans. This gain is the result of the Bank's activity in underwriting mortgage loans for sale in the secondary market. There were only nominal sales to the secondary market during the nine-month period ended September 30, 2000.

During the nine months ended September 30, 2000, the Bank had $185,000 in gain on the sale of investments as compared to no sales of securities for the comparable period in 2001.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $433,000 and $399,000 were received for the nine months ended September 30, 2001 and 2000, respectively.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Non-Interest Expense. Total non-interest expense increased $305,000 or 11.6% for the nine months ended September 30, 2001, compared to the same period in 2000. Included in this increase is a $149,000 increase in compensation expense, which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings and the Missoula loan production office. Occupancy expense also increased $121,000 during the nine months ended September 30, 2001 to $475,000 from the comparable period in 2000 primarily as the result of additional cost associated with the new branch facility and loan production office.

Income Taxes.   The effective combined federal and state tax rate was 42.7%
and 38.9% for the nine months ended September 30, 2001 and 2000, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and the mark-to-market adjustment on ESOP shares committed to be released.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Income. Net income decreased by $8,000 to $295,000 for the three months ended September 30, 2001. The following narrative discusses the various components of the change.

Net Interest Income. Net interest income decreased $12,000, or 1.0%, from $1.1 million for the three months ended September 30, 2000. The interest rate spread decreased from 2.93% for the three months ended September 30, 2000 to 2.34% for the comparable period in 2001.

Interest Income. Total interest income increased by $220,000, or 10.1% from $2.2 million for the three months ended September 30, 2000 to $2.4 million for the same period in 2001. The increase was primarily attributable to a $23.5 million increase in average interest earning assets. This is a 21.3% increase from the same period in 2000. Included in the increase of average earning assets is an increase of $16.9 million in average outstanding loans offset by a $6.9 million decrease in other interest earning assets and mortgage-backed securities.

Interest earning assets increased to $15.2 million for the three months ended September 30, 2001. This is a $13.6 million increase for the comparable period in 2000. This increase is the result of the Bank's program to attract new deposits in all of its markets. These funds have been temporarily invested in other earning assets and interest bearing deposits with the FHLB. The yield on interest earning assets for the three months ended September 30, 2001 was 7.1% compared to 7.7% for the same period in 2000.

Interest Expense. Total interest expense was $1.3 million for the three months ended September 30, 2001, as compared to $1.1 million for the same period in 2000. Interest on deposits increased by $177,000, or 20.6%, and interest on notes payable and other debt increased by $54,000, or 28.2%.

Average deposits for the three months ended September 30, 2001 amounted to $88.0 million as compared to $73.9 million for the same period in 2000. Included in the average deposits for the three months ended September 30, 2001 was $53.8 million in certificates of deposit as compared to $41.9 million for the comparable period in 2000, an increase of $11.9 million or 28.4%. In addition to the increase in average deposits, the cost of deposits increased from 4.6% for the three months ended September 30, 2000 to 4.7% for the same period in 2001 reflecting a general increase in the Bank's interest rates. Continued increases in cost of deposits is projected for the three months ending December 31, 2001 based on the significant increase in certificates of deposit during the three months ended September 30, 2001.

Other interest expense of $248,000 for the three months ended September 30, 2001 includes $237,000 related to borrowings from the FHLB and $11,000 associated with other debt. Other interest expense for the comparable period in 2000 included $181,000 related to FHLB borrowings and $13,000 associated with other debt.

Provision for Loan Losses. The provision for loan losses was $25,002 for three months ended September 30, 2001 as compared to $15,000 for the same period in 2000. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .48% at September 30, 2001 and .36% at September 30, 2000.

Non-Interest Income. Non-interest income increased $110,000 for the three months ended September 30, 2001, as compared to the same period in 2000 as the result of several factors.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

During the three months ended September 30, 2001, the Bank recorded $135,000 in gains on sale of loans. This gain is the result of the Bank's activity in underwriting mortgage loans for sale in the secondary market. There were only nominal sales to the secondary market during the three-month period ended September 30, 2000. Customer service charges decreased $15,000 from $87,000 for the three months ended September 30, 2000 to $72,000 for the comparable period in 2001.

During the three months ended September 30, 2000, the Bank had a gain of $34,000 on the sale of investments as compared to no sales of securities for the comparable period in 2001.

Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $168,000 and $147,000 were received for the three months ended September 30, 2001 and 2000, respectively.

Non-Interest Expense. Total non-interest expense increased $57,000 for the three months ended September 30, 2001, compared to the same period in 2000. Included in this change is a $12,000 increase in compensation expense. Occupancy expense increased from $127,000 for the three months ended September 30, 2000 to $153,000 for the comparable period in 2001 primarily as the result of additional cost associated with the new branch facility and the loan production office.

Income Taxes. The effective combined federal and state tax rate was 44.3% and 39.1% for the three months ended September 30, 2001 and 2000, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and the mark-to-market adjustment on ESOP shares committed to be released.

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

Item 3.  Defaults on Senior Securities
          Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders
          None.

Item 5.  Other Information
          None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

        3.1   Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)
        3.2   Bylaws of Empire Federal Bancorp, Inc. (1)
        9.1   Employment Agreement with Kenneth P. Cochran(4)
       10.2   Employment Agreement with William H. Ruegamer (3)
       10.2a  Contract Extension with William H. Ruegamer(5)
       10.3   Employee Stock Ownership Plan (1)
       10.4   Management Recognition and Development Plan (2)
       10.5   Stock Option Plan (2)
       10.6   Financial Institution's Thrift Plan 401(k)(3)
       21     Subsidiaries of the Registrant (3)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).
(2) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2000.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three months ended June 30, 2001.

        (b) Report on Form 8-K   No Form 8-K's were filed during the quarter
            ended June 30, 2001.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Federal Bancorp, Inc.

By  s/s William H. Ruegamer                             November 13, 2001
    -------------------------                          -------------------
        William H. Ruegamer                                     Date
        President & Chief Executive Officer
        (Principal Executive Officer)




By /s/ Linda M. Alkire                                  November 13, 2001
   --------------------------                          -------------------
       Linda M. Alkire                                          Date
       Treasurer & Chief Financial Officer