Form 10KSB40
period 2001-12-31
EMPIRE FEDERAL BANCORP INC
filed 2002-04-01
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                         ---------------------------

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the year ended December 31, 2001
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number:  0-28934

                           EMPIRE FEDERAL BANCORP, INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                                                 81-0512374
------------------------------------------           -------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

123 South Main Street, Livingston, Montana                              59047
------------------------------------------           -------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (406) 222-1981
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.01 per share
                   ---------------------------------------
                             (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  x     NO
                                                   -----     -----

    Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.  YES   x    NO
                                                   -----     -----
    The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "EFBC" on March 12, 2002, was $21,559,294 (1,507,643 shares at $14.30 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders are affiliates.

    The Registrant's revenues for the year ended December 31, 2001 were $11,383,545.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the year ended December 31, 2001 (Parts I and II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one) Yes       No    X
                                                              -----     -----

                                   PART I

Item 1.  Business
-----------------

GENERAL

     Empire Federal Bancorp, Inc. (the "Corporation"), a Delaware corporation, was incorporated on September 20, 1996 for the purpose of becoming the holding company for Empire Bank ("Empire" or the "Bank") upon its conversion from a federal mutual savings and loan association to a federal stock savings bank ("Conversion") (the Corporation and Empire shall at times be referred collectively to as the "Corporation"). The Conversion was completed on January 23, 1997. At December 31, 2001, the Corporation had total assets of $174.9 million, total deposits of $126.9 million and stockholders' equity of $28.9 million. The Corporation has not engaged in any significant activity other than holding the stock of Empire. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Empire.

     Empire was organized in 1923 as a Montana-chartered mutual building and loan association under the name "Empire Building and Loan Association." In 1970, the Bank converted to a federal charter and adopted the name "Empire Federal Savings and Loan Association of Livingston." In connection with the Conversion, the Bank changed its title to "Empire Federal Savings Bank." The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. During 2000, the Bank changed its name to Empire Bank.

     The Bank is a community oriented financial institution, which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to- four-family residential dwellings. The Bank considers Gallatin, Park and Sweet Grass counties in south central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, which was opened in April 2000. During 2000, the Bank opened a loan production office in Missoula, Montana and plans to open a full service branch in that community during the first quarter of 2002. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four-family residential properties. The portfolio also includes U.S. Government agency securities. Investment securities, including mortgage-backed securities and FHLB stock, totaled $37.6 million, or 21.5%, of total assets at December 31, 2001. In addition to interest and dividend income on loans and investments, the Bank receives other income from the sale of insurance products through its wholly-owned subsidiary, The Dime Service Corporation.

     As evidenced by the new branch in Billings and an increase in commercial and business loans in 2001, the Corporation's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. This new strategy may subject the Corporation to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Corporation will be successful in implementing this new business strategy or in managing growth. For further information regarding the segments of the Corporation's business, see Note 19 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Stockholders ("Annual Report") incorporated herein by reference.

Subsequent Events

     In January 2002, the Corporation announced its intent to acquire Montana First National Bancorporation located in Kalispell, Montana. In the transaction, the Corporation will acquire all of the issued and outstanding common stock of Montana First National Bancorporation in exchange for an aggregate price of $4,037,500. The aggregate cash price is subject to adjustment based upon Montana First National Bancorporation's financial performance prior to closing of the transaction, which is anticipated to occur in the second quarter of fiscal year 2002.

     In connection with the anticipated transaction, the Corporation intends to apply to the Federal Reserve System for permission to become a bank holding company under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Corporation will become subject to the Bank Holding Act and Federal Reserve Regulation Y, which, among other things, limit the activities of bank holding companies to activities closely related to banking. Under current law and regulations, bank holding companies may only engage in certain limited insurance activities. The Dime Service Corporation ("Dime") a wholly-owned subsidiary of the Bank, engages in general insurance agency services in Montana. As a result of the anticipated transaction, the Corporation, as a bank holding company, may be required to divest Dime because the continued ownership of the entity is not authorized under the Bank Holding Company Act and Regulation Y. The divestiture, if any, would be required within a two-year holding period authorized under the Bank Holding Company Act. The Corporation intends to elect to become a financial holding company within this two-year holding period. As a financial holding company, the Corporation would be authorized to continue its control of Dime, as well as to engage in other financially-related activities authorized under federal law and regulation. The Corporation is not currently entitled to become a financial holding company but anticipates meeting the qualification requirements prior to expiration of the two-year holding period. All other business activities currently conducted by the Corporation are authorized for both bank holding companies and financial holding companies. For further information regarding the effect of a financial holding company election by
bank holding companies, see "Regulation   Regulation of Bank Holding
Companies."

LENDING ACTIVITIES

    Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated. The Bank had no concentration of loans of a given category exceeding 10% of total gross loans other than as set forth below.

                                                  At December 31,
                                     ---------------------------------------
                                           2001                  2000
                                     -----------------     -----------------
                                     Amount    Percent     Amount    Percent
                                     ------    -------     ------    -------
                                                (Dollars in Thousands)

 One- to four-family..............  $37,214     43.22%     $46,128    55.63%
 One-to-four-family loans
   held for sale..................    4,089      4.75        1,497     1.80
 Multi-family.....................    4,730      5.49        5,158     6.22
 Commercial real estate...........   17,322     20.12       12,468    15.04
 Commercial.......................    6,349      7.37        6,182     7.46
 Consumer.........................    4,995      5.80        5,026     6.06
 Share loans......................      660       .77          459      .55
 Construction.....................   10,749     12.48        6,003     7.24
                                    -------    ------      -------   ------
   Total..........................   86,108    100.00%      82,921   100.00%
                                               ======                ======
Less:
 Loans in process.................       38                    404
 Deferred loan origination
   fees and costs.................      238                    321
 Allowance for loan losses........      591                    336
                                    -------                -------
   Total loans, net...............  $85,241                $81,860
                                    =======                =======

     Permanent Residential One- to Four-Family Mortgage Loans. Historically, the primary lending activity of the Bank has been the origination for portfolio of permanent residential one- to four-family first mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 2001, $41.3 million, or 47.97%, of the Bank's total loan portfolio, before net items, consisted of permanent residential one-to four-family mortgage loans, with an average balance of $65,000.

     The Bank presently originates for its portfolio fixed-rate mortgage loans secured by non-owner occupied one-to-four-family properties with terms of up to 20 years and up to 30 years for owner-occupied residential properties. At December 31, 2001, $40.3 million, or 46.80%, of the total loans before net items were fixed rate one-to four-family mortgage loans and $1.0 million, or 1.16%, were adjustable rate mortgage ("ARM") loans. The Bank has offered two ARM loan products for portfolio which adjust annually subject to a limitation on the annual increase of 1.5% to 2.0% and an overall limitation of 5.0% or to a specific ceiling rate. These ARM products utilize either the OTS Monthly Median Cost of Funds Index or the Semi-Annual Cost of Funds Index ("COFI"). Loans based on the COFI constitute a majority of the Bank's ARM loans. The COFI is a lagging model index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment.

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

     Construction Loans. The Bank originates construction loans primarily for the construction of single-family residences and multi-family properties. Construction loans generally convert to a secondary market permanent loan upon the completion of construction. At December 31, 2001, construction loans amounted to $10.7 million, or 12.48%, of the Bank's total loan portfolio, before net items, as compared to $6.0 million, or 7.24%, at December 31, 2000. Included in the December 31, 2001 balance are approximately $6.0 million in loans for the construction of one-to-four family residences, most of which are pre-sold. Other significant amounts include a $2.0 million loan for the construction of a motel. Also included in the year-end balance is a $1.8 million construction loan for a multi-family complex which is past due at December 31, 2001. The increase is primarily the result of an increase in the construction of one-to-four-family residences. During the construction phase, the borrower pays only interest on the loan. The borrower is qualified at the interest rate for the secondary market permanent loan. The Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Bank periodically reviews the progress of the underlying construction project. Construction lending is generally limited to the Bank's primary lending areas and is underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction and the possibility of costs exceeding the initial estimates.

     Multi-Family and Commercial Real Estate Lending. The Bank also originates loans secured by multi-family and commercial real estate. At December 31, 2001, the Bank's loan portfolio included $4.7 million in multi-family loans and $17.3 million in commercial real estate loans as compared to $5.2 million and $12.5 million, respectively, at December 31, 2000.

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

     Multi-family and commercial real estate loans originated by the Bank are predominately fixed-rate loans with amortization terms of 15 to 20 years and balloon at three to five years. The Bank's commercial real estate portfolio consists of loans on a variety of properties located in the Bank's primary market area, including office buildings, churches, hotels and motels. Multi-family loans generally are secured by small to medium-sized apartment buildings. An independent appraiser engaged by the Bank before the loan is made performs appraisals on properties, which secure multi-family and commercial real estate loans. Underwriting of commercial and multi-family loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers. The Bank imposes a debt coverage ratio of 1.25x to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments plus provide an acceptable return to the investor. Operating statements on each multi-family and commercial real estate loan are required and reviewed by management on an annual basis.

     At December 31, 2001, the average loan balance of the Bank's multi-family loans was $206,000. At December 31, 2001, the Bank had five multi-family loans in excess of $500,000 with three borrowers with an aggregate balance of $2.5 million. At December 31, 2001 the Bank had eight commercial real estate loans in excess of $500,000 with seven borrowers with an aggregate balance of $7.1 million. Included in the $7.1 million balance is one loan for $521,000 that was past due at December 31, 2001. The continued increase in commercial real estate loans during 2001 was the result of the planned emphasis on offering full service banking products to the Bank's markets.

     Consumer Lending. The Bank's consumer loan portfolio consists primarily of home equity, home improvement, share loans and, to a substantially lesser extent, mobile home and automobile loans. At December 31, 2001 the Bank's consumer loans totaled approximately $5.7 million, or 6.57%, of the Bank's gross loans of which $3.9 million, or 4.60%, consisted of home equity and home improvement loans.

     Consumer loans are made at fixed and adjustable interest rates and for varying terms. Home equity and home improvement loans are made for terms up to 15 years for owner occupied residences. In the case of home equity loans, the Bank holds a second mortgage behind its own or another financial institution's first mortgage. When originating a home equity loan, the Bank accounts for both the first and second mortgage liens and generally limits the loan-to-value ratio to 80%.

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

     Commercial Business Lending. The Bank's commercial business lending activities focus primarily on small to medium size businesses owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 2001, commercial business loans amounted to $6.3 million, or 7.37% of total loans as compared to $6.2 million, or 7.46%, of total loans at December 31, 2000. At December 31, 2001 the Bank had six commercial business loans in excess of $250,000 with six borrowers with an aggregate balance of $2.5 million, all of which are current at December 31, 2001. The borrowers include auto dealers, retail establishments, hospitals, motels and restaurants.

     Commercial business loans may be unsecured loans, but usually are secured by various types of business collateral other than real estate (i.e., inventory, equipment, etc.). In many instances, however, such loans are often also secured by junior liens on real estate. Commercial business loans are either lines of credit or term loans. Lines of credit are usually renewable and made for a one-year term. Lines of credit are generally variable rate loans indexed to the prime rate. Term loans are usually originated with three to five year maturities, with a maximum of seven years, on a fully amortizing basis. As with commercial real estate loans, the Bank ordinarily requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals.

     Commercial business lending ordinarily involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is usually considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.


     Maturity of Loan Portfolio.  The following table sets forth the maturity of the Bank's loan portfolio at December 31, 2001.  The table does not include prepayments of scheduled principal repayments.  All loans are shown as maturing based on contractual maturities.

                         1-4                    Commercial                                Consumer
                        Family   Multi-family   Real Estate   Construction   Commercial   and Share   Total
                        ------   ------------   -----------   ------------   ----------   ---------   -----
                                                  (In Thousands)
Amounts Due:
Within 3 months         $  172      $  117       $ 2,086        $ 6,891        $1,541      $  228    $11,035
 3 months to 1 year....  1,191         715           759          3,085         2,398         900      9,048

After 1 year:
 1 to 3 years..........  3,648         177         7,311            180           329         776     12,421
 3 to 5 years..........  5,820         965         2,749            593           952       2,536     13,615
 5 to 10 years.........  5,246         738         1,873             --           764         694      9,315
 10 to 20 years........ 14,084       2,018         2,054             --           365         377     18,898
 Over 20 years......... 11,142          --           490             --            --         144     11,776
                       -------      ------       -------        -------        ------      ------     ------
Total due after
 one year.............. 39,940       3,898        14,477            773         2,410       4,527     66,025
                       -------      ------       -------        -------        ------      ------     ------
Total amount due.......$41,303      $4,730       $17,322        $10,749        $6,349      $5,655     86,108
                       =======      ======       =======        =======        ======      ======
Less:
 Allowance for
  loan loss............                                                                                  591
 Loans in process......                                                                                   38
 Deferred loan fees....                                                                                  238
                                                                                                     -------
Loans receivable, net..                                                                              $85,241
                                                                                                     =======


    The following table sets forth the dollar amount of all loans due after December 31, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                     Fixed-    Floating- or
                                     Rates    Adjustable-Rates    Total
                                     -----    ----------------    -----
                                               (In Thousands)
 One- to four-family............... $40,282        $1,021        $41,303
 Multi-family......................   3,978           752          4,730
 Commercial Real Estate............  12,203         5,119         17,322
 Construction......................   2,935         7,814         10,749
 Commercial........................   1,512         4,837          6,349
 Consumer and share................   3,677         1,978          5,655
                                    -------       -------        -------
     Total......................... $64,587       $21,521        $86,108
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

     Loan Solicitation and Processing. Real estate loan customers are solicited through advertising media and contacts with local real estate brokers. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. All of the Bank's lending is subject to its written nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the
Bank's Board of Directors.   Commercial loan customers are solicited through
advertising media, but loan officer's personal contact with potential borrowers is the primary source of new commercial loans.

     All loans over $350,000 must be approved by the Bank's Loan Committee, which consists of any three members of the Board of Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. Because the Bank originates loans for its own portfolio, many of the loans do not comply with all secondary market documentation criteria. This practice has enabled the Bank to develop an expedited loan application and approval process which management believes provides it with a competitive advantage in its primary market area while continuing to maintain its underwriting standards. Management of the Bank also believes its local decision-making capabilities are an attractive quality to customers within its market area. The Bank's loan approval process allows loans to be approved and closed in approximately four weeks or less.

     Loan Commitments.   Loan commitments typically contain a termination date
of 30 days from the date of the commitment letter that is issued at the time the loan is approved. The Bank had outstanding loan commitments of approximately $3.5 million at December 31, 2001; most of which were for fixed rate/single maturity payment loans.

     Loan Originations, Sales and Purchases. During the year ended December 31, 2001, the Bank's total gross loan originations were $85.0 million.

     The Bank has occasionally originated or participated in loans secured by properties outside the State of Montana. These properties are primarily located in California but also include loans secured by one-to-four-family properties in Massachusetts, Utah and Colorado. At December 31, 2001, these loans amounted to $812,000 and consisted of (i) $215,000 in permanent residential one-to-four-family mortgage loans, (ii) $297,000 in multi-family loans, and (iii) a participation interest in a commercial real estate loan for $300,000. The Bank has purchased loan participation interests primarily during periods of reduced loan demand in its market area. At December 31, 2001, the Bank had one loan participation interest in its primary market area with a balance of $1.2 million. Any such purchases are made in conformance with the Bank's underwriting standards. The Bank may decide to purchase additional loans outside its market area in the future depending upon the demand for mortgage credit in its market area, however, it has not purchased any participation interests outside of its primary market area during the past five years. During the year ended December 31, 2001 the Bank had five loans amounting to $1.1 million on properties located in Arizona and Wyoming.

     Historically, the Bank has been a portfolio lender, maintaining the residential mortgage loans it originates in its portfolio rather than selling them in the secondary market. Subject to market conditions, management will utilize and expand sales of mortgage loans in the secondary market. During the year ended December 31, 2001, the Bank sold $35.5 million of single-family mortgage loans in the secondary market. The Billings and Bozeman branches and the Missoula loan production office were the most active of the Bank's offices in these sales.

     The following table sets forth the Bank's originations and loan sales and principal repayments during the periods indicated. Mortgage loan originations during the periods indicated include fixed-rate, adjustable rates and, in some cases, balloon payment loans.

                                          Year Ended December 31,
                                          ------------------------
                                          2001                2000
                                          ----                ----
                                               (In Thousands)
Total gross loans receivable at
  beginning of period..................  $82,921            $61,370

Loans originated:
 One- to four-family...................   40,972             13,267
 Multi-family..........................      777              2,429
 Construction..........................   18,851             12,553
 Commercial real estate................    7,659              5,233
 Commercial............................   11,741             11,292
 Consumer..............................    4,973              4,737
                                         -------            -------
   Total loans originated..............   84,973             49,511

Loans sold:
 Whole loans...........................  (35,524)            (5,814)
                                         -------            -------
Loan principal repayments..............  (46,262)           (22,146)
                                         -------            -------
Net loan activity......................    3,187             21,551
                                         -------            -------
   Total gross loans receivable
    at end of period...................  $86,108            $82,921
                                         =======            =======

     Loan Origination and Other Fees. The Bank charges loan origination fees, which are a percentage of the principal amount of the mortgage loan. The amount of fees charged by the Bank is generally up to 1% for mortgage loans and 2% for construction loans. The Bank generally does not charge fees for home equity loans. Current accounting standards require that origination fees received (net of certain loan origination costs) be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $238,000 in net deferred loan fees at December 31, 2001.

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

     At December 31, 2001 the Bank had two nonaccrual loans amounting to $747,000. The Bank did not have any significant accruing loans contractually past due 90 days or more as to principal or interest payments, or troubled debt restructuring within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at December 31, 2001 and 2000. Loans amounting to $4.5 million and $1.3 million were past due, but still accruing interest at December 31, 2001 and 2000, respectively.

     Real Estate Owned. The Bank had no real estate acquired through foreclosure or in satisfaction of loans at December 31, 2001 or 2000.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses may make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little values that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by the Bank.

     At December 31, 2001, the Bank had four substandard loans totaling $809,000 and at December 31, 2000 had one substandard loan totaling $7,000. Included in the December 31, 2001 balance is a $675,000 loan related to a hotel/retail complex.

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

     At December 31, 2001, the Bank had an allowance for loan losses of $591,000, which management believed to be adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations in accordance with accounting principles generally accepted in the United States of America, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will continue to be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                 Year Ended December 31,
                                                 -----------------------
                                                 2001              2000
                                                 ----              ----
                                                 (Dollars in Thousands)

Total loans outstanding before net items....... $86,108          $82,921
                                                =======          =======
Allowance balance at beginning
 of year....................................... $   336          $   226
                                                -------          -------
Provision:
    One-to-four family.........................      --               10
    Commercial real estate.....................     200               60
    Commercial.................................      55               40
                                                -------          -------
Total..........................................     255              110
                                                -------          -------
Net charge-offs:
    Commercial.................................      --               --
    Consumer...................................      --               --
                                                -------          -------
Total..........................................      --               --
                                                -------          -------
Allowance balance at end of year............... $   591          $   336
                                                =======          =======
Allowance for loan losses as a percent
 of total loans outstanding....................    0.69%            0.41%
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

                                                    At December 31,
                                     -----------------------------------------
                                            2001                  2000
                                     -------------------    ------------------
                                                  % of                  % of
                                                 Loans                 Loans
                                                in Each               in Each
                                                Category              Category
                                                to Total              to Total
                                     Amount      Loans      Amount     Loans
                                     ------      -----      ------     -----
                                              (Dollars in Thousands)

One- to four-family.................  $150       47.97%      $150      57.43%
Commercial real estate..............   300       20.12        100      15.04
Commercial..........................    95        7.37         40       7.46
Multi-family........................    25        5.49         25       6.22
Construction........................     9       12.48          9       7.24
Consumer and share..................    12        6.57         12       6.61
                                      ----      ------       ----     ------
  Total allowance...................  $591      100.00%      $336     100.00%
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

     The securities in the Bank's investment portfolio provide it with liquidity for funding loan originations and enables the Bank to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" contained in the Corporation's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

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

     At December 31, 2001, the Bank's investment and mortgage-backed securities portfolio totaled $35.9 million and consisted principally of U.S. Government and agency mortgage-backed securities. At December 31, 2001, the Bank had investment securities available-for-sale with an estimated market value of $2.3 million, which consists of stock in the FHLMC. The FHLMC common stock at December 31, 2001 had an amortized cost of $40,000. The market value of the FHLMC common stock has increased significantly since its purchase in the mid-1980's. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Bank as a result of the guarantees provided by FHLMC, FNMA, and GNMA; (iii) enable the Bank to use mortgage-backed securities as collateral for financing; and (iv) invest excess funds during periods of reduced loan demand. Included in the Bank's mortgage-backed securities portfolio are real estate mortgage investment conduits ("REMICs"), which mature between 2008 and 2031 and have interest rates based primarily on the rate paid on U.S. Treasury securities and the COFI. At December 31, 2001, net mortgage-backed securities totaled $27.7 million, or 15.82%, of total assets. At December 31, 2001, $2.9 million of the mortgage-backed securities had adjustable rates of interest and $24.8 million had fixed rates. The mortgage-backed securities portfolio had coupon rates ranging from 4.50% to 12.75% and had a weighted average yield of 6.01% during the year ended December 31, 2001.

     Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because they have low risk weighting.

     REMICs are generally created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Investment practices of the Bank prohibit the purchase of high risk REMICs. The Bank held REMICs with a net carrying value of $14.1 million at December 31, 2001. Private issuers, such as mortgage bankers or money center banks may sponsor REMICs, or they may be sponsored by U.S. Government agencies and government sponsored entities. At December 31, 2001, the Bank did not own any privately issued REMICs.

     Thrift Bulletin Number 52 ("TB-52"), the OTS Policy Statement on securities portfolio policies and unsuitable investment practices, requires that institutions classify mortgage derivative products acquired, including REMICs and certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At December 31, 2001, the Bank held $1.3 million securities that are identified under TB-52 as "high-risk mortgage securities." The Bank also evaluates its mortgage-backed securities portfolio annually for compliance with applicable regulatory requirements, including testing for identification of high-risk investments pursuant to Federal Financial Institutions Examination Council standards.

     Derivatives also include "off balance sheet" financial products whose value is derived from the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Bank's investment policy does not permit investment in such "off balance sheet" derivative instruments.

     Of the Bank's $27.7 million mortgage-backed securities portfolio at December 31, 2001, $1.5 million had contractual maturities within six years and $26.2 million had contractual maturities over six years. The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     The following table sets forth information regarding the Bank's mortgage-backed securities (including REMICs) activity for the periods indicated.

                                       Year Ended December 31,
                                       -----------------------
                                       2001               2000
                                       ----               ----
                                            (In Thousands)

 Beginning balance..................  $31,630           $42,427
                                      -------           -------
 Mortgage-backed securities
   purchased........................    6,000                --
 Amortization of premiums, net of
   discount accretion...............      (37)              (73)
 Principal repayments and change in
   fair market value................   (9,914)          (10,724)
                                      -------           -------
       Ending balance...............  $27,679           $31,630
                                      =======           =======

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                 At December 31,
                                  -------------------------------------------
                                         2001                   2000
                                  ------------------       ------------------
                                            Percent                  Percent
                                  Amount    of Total       Amount    of Total
                                  ------    --------       ------    --------
                                             (Dollars in Thousands)

Mortgage-backed securities:
 REMIC........................    $14,116    51.00%       $15,037     47.54%
 GNMA.........................      2,768    10.00          3,945     12.47
 FNMA.........................      8,147    29.43         11,185     35.36
 FHLMC........................      2,648     9.57          1,463      4.63
                                  -------   ------        -------    ------
   Total......................    $27,679   100.00%       $31,630    100.00%
                                  =======   ======        =======    ======

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities portfolio as of December 31, 2001:

                  Contractual Maturities Due in Year(s) Ended December 31,
                  -----------------------------------------------------------
                                            2005     2008     2018
                                             to       to       and
                  2002     2003    2004     2007     2017  Thereafter  Total
                  ----     ----    ----     ----     ----  ----------  -----
                                           (In Thousands)
Mortgage-backed
 securities..... $    3  $    8  $   851  $   629  $ 8,426  $17,762   $27,679
                 ======  ======  =======  =======  =======  =======   =======

     The following table sets forth the carrying value of the Bank's investment securities portfolio (excluding mortgage-backed securities), short-term investments and FHLB stock at the dates indicated.

                                              At December 31,
                                              ---------------
                                              2001       2000
                                              ----       ----
                                               (In Thousands)

Securities available-for-sale (1) (2)...... $ 8,266     $2,769
Interest-bearing deposits(3)...............  42,350        165
FHLB stock ................................   1,671      1,561
                                            -------     ------
   Total................................... $52,287     $4,495
                                            =======     ======

(1)  Includes FHLMC common stock and U.S. Government and Agency Securities.
(2)  Excludes mortgaged-backed securities.
(3) See "Management's Discussion and Analysis of Financial Conditions and Results of Operation" contained in the Corporation's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's available-for-sale investment securities portfolios as of December 31, 2001.

                                    Total Investment Securities
                               -----------------------------------------
                               Carrying         Average           Market
                                 Value           Yield            Value
                                 -----           -----            -----
                                         (Dollars in Thousands)

FHLMC stock...................  $2,256           1.22%            $2,256
U.S. Government and agencies..   6,010(1)        3.23              6,010
                                ------           ----             ------
Total.........................  $8,266           2.68%            $8,266
                                ======           ====             ======
(1) Matures in 2003 and 2004

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and general interest rates and money market conditions influence loan prepayments significantly. Borrowings through the FHLB-Seattle may be used to compensate for reductions in the availability of funds from other sources. At December 31, 2001, the Bank had $17.0 million in borrowings from the FHLB.

     Deposit Accounts. Substantially all of the Bank's depositors are residents of south central Montana. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including Negotiable Order of Withdrawals ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly.

     The following table sets forth certain information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 2001.



Weighted
 Average                                                                       Percentage
Interest Original         Checking and                    Minimum              of Total
  Rate     Term           Savings Deposits                Balance    Balance   Deposits
  ----     ----           ----------------                -------    -------   --------

 2.23%     None           NOW accounts                      $200    $ 15,711    12.38%
 3.00      None           Regular savings                    100      11,124     8.76
 3.52      None           Money market accounts            1,000      21,350    16.82

                          Certificates of deposit:
                          -----------------------

 3.92      1-3 months     Fixed term, fixed rate             500       2,862     2.26
 4.37      4-6 months     Fixed term, fixed rate             500      10,265     8.09
 4.95      7-12 months    Fixed term, fixed rate             500      32,518    25.62
 5.32      13-24 months   Fixed term, fixed rate             500      17,851    14.06
 5.51      25-36 months   Fixed term, fixed rate             500       6,314     4.97
 6.55      37-48 months   Fixed term, fixed rate             500       3,724     2.93
 6.11      49-120 months  Fixed term, fixed rate             500       2,794     2.20
 4.88      Various        Jumbo certificates             100,000       2,427     1.91
                                                                    --------   ------
                                                                     126,940   100.00%
            Accrued interest on deposits                                 186   ======
                                                                    --------
           Total                                                    $127,126
                                                                    ========


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

        Maturity Period                 Amount
        ---------------                 ------
                                   (In Thousands)

Three months or less...............   $ 3,267
Over three through six months......     6,095
Over six through 12 months.........     8,160
Over 12 months.....................     5,325
                                      -------
     Total.........................   $22,847
                                      =======
Time Deposits by Rates

    The following table sets forth the time deposits in the Bank classified by rates at December 31, 2001.

                                    Amount
                                    ------
                               (In Thousands)

      3.00 - 5.00%............... $ 31,896
      5.01 - 7.00%...............   46,649
      7.01 - 8.00%...............      210
                                  --------
          Total.................. $ 78,755
                                  ========


    The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                                                         Amount Due
                         ----------------------------------------------------------------------
                                                                            After
                         December 31,    December 31,    December 31,    December 31,
                            2002             2003            2004            2004         Total
                         ------------    ------------    ------------    ------------     -----
                                                        (In Thousands)
Time deposits...........  $56,013          $14,514         $6,168           $2,060       $78,755
                          =======          =======         ======           ======
Accrued interest on
 certificate accounts...                                                                     186
                                                                                         -------
   Total................                                                                 $78,941
                                                                                         =======




Deposit Activities

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                            Year Ended December 31,
                                           ------------------------
                                             2001            2000
                                             ----            ----
                                                (In Thousands)

Net increase before interest credited..... $ 45,558         $2,989
Interest credited.........................    3,715          3,325
                                           --------         ------
Net increase in deposits.................. $ 49,273         $6,314
                                           ========         ======

Borrowings

     While savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to fund the purchase of investment and mortgage-backed securities. At December 31, 2001, the Bank was eligible to borrow up to approximately $33.4 million, and had borrowed $17.0 million.

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

                                      Year Ended December 31,
                                      ------------------------
                                      2001                2000
                                      ----                ----
                                      (Dollars in Thousands)

Short-term FHLB advances:
  Average balance outstanding.......  $7,571             $6,346
  Maximum amount outstanding at any
    month-end during the period..... $13,800            $10,200
  Weighted average interest rate
    during the period...............    4.92%              6.48%
Total short-term borrowings at
  end of period.....................  $4,000            $10,200

For additional information on all borrowings of the Corporation see Notes 8 and 9 of the Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference.

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner city and community development projects. The Bank's investment in its service corporation, Dime Service Corporation, did not exceed these limits at December 31, 2001.

     The Dime Service Corporation is a wholly owned subsidiary of the Bank.
It was established in 1985 to purchase and operate an insurance agency business. In 1992 and 1993, The Dime Service Corporation purchased the insurance business of two local insurance agencies. The Dime Service Corporation presently engages in full service property and casualty insurance activities under the name "Dime Insurance Agency." At December 31, 2001, the Bank's investment in The Dime Service Corporation was $480,000. The Dime Service Corporation had total assets of approximately $527,000 at December 31, 2001, and net income of approximately $37,000 for the year ended December 31, 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained in Corporation's Annual Report, which is incorporated herein by reference.

     In January 2002, the Corporation announced its intent to acquire Montana First National Bancorporation located in Kalispell, Montana. In the transaction, the Corporation will acquire all of the issued and outstanding common stock of Montana First National Bancorporation in exchange for an aggregate price of $4,037,500. The aggregate cash price is subject to adjustment based upon Montana First's financial performance prior to closing of the transaction, which is anticipated to occur in the second quarter of fiscal year 2002.

     In connection with the anticipated transaction, the Corporation intends to apply to the Federal Reserve System for permission to become a bank holding company under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Corporation will become subject to the Bank Holding Act and Federal Reserve Regulation Y, which, among other things, limit the activities of bank holding companies to activities closely related to banking. Under current law and regulations, bank holding companies may only engage in certain limited insurance activities. As a result of the anticipated transaction, the Corporation, as a bank holding company, may be required to divest its ownership interest in The Dime Service Corporation because the continued ownership of the entity is not authorized under the Bank Holding Company Act and Regulation Y. The divestiture, if any, would be required within a two-year holding period authorized under the Bank Holding Company Act. The Corporation intends to elect to become a financial holding company within this two-year holding period. As a financial holding company, the Corporation would be authorized to continue its control of The Dime Service Corporation, as well as to engage in other financially-related activities authorized under federal law and regulation. The Corporation is not currently entitled to become a financial holding company but anticipates meeting the qualification requirements prior to expiration of the two-year holding period. All other business activities currently conducted by the Corporation are authorized for both bank holding companies and financial holding companies. For further information regarding the effect of a financial holding company election by bank holding companies, see "Regulation -- Regulation of Bank Holding Companies."

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended December 31, 2001 was $36,200.

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

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.7 million at December 31, 2001.

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

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or
(iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates. The Bank's FDIC assessment for the year ended December 31, 2001 was $14,700.

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

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Bank.

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

     Liquidity Requirements.   The Bank must maintain an adequate level of
liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals to satisfy financial commitments and to take advantage of investment opportunities.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to total assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or by the amount, which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 2001, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii)
earnings and (viii) compensation, fees and benefits ("Guidelines").   The
Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code of 1986 as amended ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2001, the Bank met the test and its QTL percentage was 77.46%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the Bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings association.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2001, the Bank had tangible capital of $26.8 million, or 15.6% of adjusted total assets, which is approximately $24.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2001, the Bank did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institutions' supervisory rating. Core capital generally consists of tangible capital. At December 31, 2001, the Bank had core capital equal to $26.8 million or 15.6% of adjusted total assets, which is $19.9 million above the minimum leverage ratio requirement of 4% in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

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

     On December 31, 2001, the Bank had total risk-based capital of approximately $28.3 million, including $26.8 million in core capital and $1.5 million in qualifying supplementary capital, and risk-weighted assets of $83.7 million, or total capital of 33.86% of risk-weighted assets. This amount was $21.6 million above the 8% requirement in effect on that date.

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

     In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the OTS notifies the Bank that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower.  Federal law provides that savings institutions
are generally subject to the national bank limit on loans to one borrower.   A
savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital
and surplus, if secured by specified readily marketable collateral.   At
December 31, 2001, the Bank's limit on loans to one borrower was $4.3 million. At December 31, 2001, the Bank's largest aggregate amount of loans to one borrower was $2.3 million, all of which were performing according to their original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association was a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company, which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), a federal statute, a federally-insured financial institution has a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating certain regulatory applications filed by an institution. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. Under the FDIA, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

     Financial Services Modernization Bill. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") and became effective March 11, 2000. The Act permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitation on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

     The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity.
As a grandfathered unitary thrift holding company, the Corporation has retained its authority to engage in nonfinancial activities.

Regulation of Bank Holding Companies

     In connection with the proposed acquisition of Montana First National Bancorporation, the Corporation intends to apply to the Federal Reserve System for permission to become a bank holding company with a financial holding company election under the Bank Holding Company Act of 1956, as amended. As a bank holding company with a financial holding company election, the Corporation will become subject to the Bank Holding Company Act and regulations issued by and supervision of the Federal Reserve. The Federal Reserve has extensive enforcement authority over bank holding companies, including, amount other things, the ability to assess civil monetary penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries. In general, the enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     The following is a general discussion of the regulations the Corporation would be subject to as a bank holding company with a financial holding company election.

     Financial Holding Company Election. The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 expanded the structural options available to bank holding companies to permit them to engage in banking and other financial activities. Specifically, the Act provides for the establishment of a new financial holding company. The Act permits qualifying bank holding companies that own a bank, "financial holding companies," to also own companies that engage in securities underwriting and dealing, insurance agency and underwriting, merchant banking or venture capital activities, the distribution of mutual funds, and securities lending. Financial holding companies may hold any type of deposit taking subsidiary, including a national bank, a state chartered bank, or a thrift or savings bank. To qualify as a financial holding company, however, each of the company's deposit-taking subsidiaries must be well capitalized, well-managed, and have at least a "satisfactory" rating under the CRA.

     Acquisitions.    Under the Bank Holding Company Act, a bank holding
company must obtain Federal Reserve approval before: acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company, if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls the majority of such shares; acquiring all or substantially all of the assets of another bank or bank holding company; or merging or consolidating with another bank holding company.

     Interstate Banking. The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state.

     Dividends.   The Federal Reserve has issued a policy statement on the
payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

     Stock Repurchases.   Bank holding companies, except for certain
"well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with the Federal Reserve.

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for a commercial bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

     Under the Federal Reserve's capital adequacy guidelines, a company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital.

Critical Accounting Policies.

     Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses are maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications of loans, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operations or liquidity.

     For additional information regarding the allowance for loan losses, its relation to the provision for loan losses and risk related to asset quality see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality" and Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses" and "Notes to Consolidated Financial Statements -- Summary of Significant Accounting Policies -- Allowance for Loan Losses."

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

     Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At December 31, 2001, the Bank's post-1987 reserves were negligible. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank met the residential loan requirement for the taxable year ending December 31, 2001.

     Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At December 31, 2001, the Bank's total bad debt reserve for tax purposes was approximately $3.3 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

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

Competition

     The Bank operates in an extremely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from commercial banks, thrift institutions and credit unions operating in its market area. Some of these commercial banks are subsidiaries of large regional holding companies having vastly greater resources than the Bank at their disposal. At December 31, 2001, there were many commercial banks (including branch offices), two thrift institutions (in addition to the Bank) and two credit unions in Park, Gallatin and Sweet Grass Counties. In addition, the competition in the Bank's newer markets, Billings and Missoula, is significantly higher than in the historical market areas served by the Bank. Particularly in times of high market interest rates, the Bank has faced competition for investors' funds from short-term money market securities and corporate and U.S. Government securities. The Bank competes for loan originations with mortgage bankers, thrift institutions, credit unions and commercial banks. Such competition for deposits and loans may limit the Bank's future growth and earnings prospects.

Personnel

     As of December 31, 2001, the Bank had 51 full-time equivalent employees, 12 of whom are employed by Dime Service Corporation and five part-time employees, none of whom were represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

     The Bank has four offices.   The main office is located at 123 South Main
Street, Livingston, Montana 59047.  The main office was opened in 1923 and the
present square footage is approximately 15,000 feet.   The Bank purchased the
building effective July 1, 1998, which purchase was approved by the OTS, for $750,000. The sellers accepted a 10-year 9% note as payment. The net book value of the property and equipment, including land previously owned, is $1.1 million.

     The Bank has branch offices located at 101 McLeod Street, Big Timber, Montana 59011, at 5 West Mendenhall Street, Bozeman, Montana 59715 and at 455 South 24th Street West, Billings, Montana 59108. The Big Timber branch office consists of approximately 2,000 square feet, was opened in 1980 in connection with the merger of the Big Timber Building and Loan Association, and relocated to its current facility in 1984. At December 31, 2001, the net book value of the property and equipment was $211,000. The Bozeman branch office consists of approximately 7,000 square feet, was opened in 1958 in connection with the merger with Pioneer Building and Loan Association and relocated to its current facility in 1971. At December 31, 2001, the net book value of the property and equipment was $667,000. During the third quarter of 1999, the Bank acquired the property in Billings, Montana for a de novo branch facility. At December 31, 2001 the Bank has recorded $1.5 million related to this property. This property consists of approximately 3,700 square feet used entirely by the new branch. The Missoula loan processing office has equipment amounting to $92,000. In addition, the land and building in Missoula, including remodeling costs through December 31, 2001 was $1.0 million The total net book value of the Bank's premises and equipment at December 31, 2001 was $4.6 million.

     The Bank's subsidiary, Dime Service Corporation, leases offices in Livingston, Big Timber and Bozeman, Montana. The Livingston office is 2,500 square feet, the Big Timber office is 365 square feet and the Bozeman office is 650 square feet. There are no written lease agreements for the Livingston and Big Timber offices.

Item 3.  Legal Proceedings
--------------------------

     From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business. At December 31, 2001, the Bank was not a party to any legal proceedings that management of the Bank believed would be materially adverse to the financial condition, results of operations, cash flows or capital ratios of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred during the past 12 months.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
----------------------------------------------------------------------

     The information contained under the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management," "Proposal I -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Corporation's definitive proxy statement for the Corporation's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

     (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transaction with Management" and "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)   Exhibits

     3.1   Certificate of Incorporation of Empire Federal Bancorp, Inc. (1)
     3.2   Bylaws of Empire Federal Bancorp, Inc. (1)
     10.2  Employment Agreement with William H. Ruegamer (3)
     10.3  Employee Stock Ownership Plan (1)
     10.4  Management Recognition and Development Plan (2)
     10.5  Stock Option Plan (2)
     10.6  Financial Institution's Thrift Plan (401(k)) (2)
     11 Statement regarding computation of earnings per share (see Notes 1 and 12 to the Notes to Consolidated Financial Statements in the Corporation's Annual Report)
     13    Annual Report to Stockholders for the year ended December 31, 2001
     21    Subsidiaries of the Registrant
     23    Consent of Independent Auditors

-------------------
(1) Incorporated by reference to the Corporation's Registration Statement on Form SB-1, File No. 333-12653.
(2)  Incorporated by reference to the Registrant's Annual Meeting Proxy
     Statement.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-QSB for the quarter ended June 30, 2001.

     (b)  Report on Form 8-K

          No Forms 8-K were filed during the quarter ended December 31, 2001.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EMPIRE FEDERAL BANCORP, INC.

Date:  March 27, 2002              By: /s/ William H. Ruegamer
                                       -----------------------------
                                       Chief Executive Officer and
                                       President
                                       (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William H. Ruegamer                                 March 27, 2002
    ---------------------------------------
    William H. Ruegamer
    President and Chief Executive Officer
     (Principal Executive Officer)

By: /s/ Beverly D. Harris                                   March 27, 2002
    ---------------------------------------
    Beverly D. Harris
    Director

By: /s/ Edwin H. Doig                                       March 27, 2002
    ---------------------------------------
    Edwin H. Doig
    Chairman of the Board

By: /s/ Walter R. Sales                                     March 27, 2002
    ---------------------------------------
    Walter R. Sales
    Director

By: /s/ Burton Wastcoat                                     March 27, 2002
    ---------------------------------------
    Burton Wastcoat
    Director

By: /s/ Kenneth P. Cochran                                  March 27, 2002
    ---------------------------------------
    Kenneth P. Cochran
    Director and Senior Vice President

                           Exhibit 13

                   Annual Report to Stockholders

                            2001 ANNUAL REPORT

                       EMPIRE FEDERAL BANCORP, INC.

                             TABLE OF CONTENTS
                                                                Page

          Letter to Stockholders..............................    1
          Selected Consolidated Financial Information.........    2
          Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....    5
          Independent Auditors' Report........................   16
          Consolidated Financial Statements...................   17
          Notes to Consolidated Financial Statements..........   21
          Common Stock Information............................   46
          Directors and Officers..............................   47
          Corporate Information...............................   48

                                 ----------

                           BUSINESS OF THE COMPANY

     Empire Federal Bancorp, Inc. (the "Corporation") is a savings and loan holding company headquartered in Livingston, Montana. Its principal subsidiary is Empire Bank (the "Bank") (the Corporation and the Bank shall at times be referred to as the "Corporation") which operates four branches in south-central Montana. The Corporation was incorporated on September 20, 1996, for the purpose of becoming the holding company for the Bank, upon its conversion from a federal mutual savings and loan association to a federal stock savings bank. As part of the conversion process the association's name was changed from "Empire Federal Savings and Loan Association" to "Empire Federal Bank". The sale of stock by the Corporation was completed and the conversion process finished on January 23, 1997. The financial and other information contained in this Annual Report are presented as if the conversion had been completed on December 31, 1996. On December 31, 2001, the Corporation had total assets of $174.9 million, total deposits of $126.9 million, and stockholders' equity of $28.9 million. The Corporation's principal activity is holding the stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related notes, relates primarily to the Bank.

     The Bank was organized under the statutes of the State of Montana as Empire Federal Building and Loan Association (the "Association"), and was authorized to begin business on May 25, 1923. The Association was granted membership in the Federal Home Loan Bank System on March 3, 1933, and obtained insurance of accounts from the Federal Savings and Loan Insurance Corporation on August 12, 1937. At a meeting held August 11, 1952, members of the Association voted to change the Association's name to Empire Savings and Loan Association. On January 5, 1959, the Association merged with Pioneer Building and Loan Association of Bozeman and continued the services of Pioneer to the Bozeman community. On June 25, 1970, the state-chartered Association converted to a federal charter and changed its name to Empire Federal Savings and Loan Association. On September 30, 1980, the Association merged with Big Timber Building and Loan Association and opened its doors to business in Big Timber. During 1999 the Bank received approval to open a de novo branch in Billings, Montana, which was opened in April 2000. In 2000, the Bank adopted
its current corporate title.   During 2000, the Bank opened a loan production
office in Missoula, Montana, which is expected to become a full service branch in early 2002.

     In 1985, the Bank formed a service corporation, The Dime Service Corporation ("Dime") and purchased the book of insurance of United Agencies in Livingston, Montana and began operation as Dime Insurance Agency, an independent insurance agency, with offices in Livingston, Bozeman and Big Timber, Montana.

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

                        LETTER TO SHAREHOLDERS

To Our Shareholders:

The year 2001 continued to bring change, challenge and growth for your company. Change in the ongoing transition to become a full service community bank, challenge in meeting the competitive forces of the financial service industry and growth in our people, products and services to our customers and the number of locations we serve.

Significant strides were made during 2001 to expand the Bank's franchise in Montana. At December 31, 2001, a full service de novo branch was in the process of construction and opened during March 2002 in Missoula, Montana. Further, in January 2002, the Company announced its intent to acquire Montana First National Bancorporation located in Kalispell, Montana with approximately $26 million in assets and a presence in consumer and commercial banking in the Kalispell market. The Company will acquire all of the outstanding stock of Montana First National Bancorporation for an aggregate price of $4,037,500. The cash price is subject to adjustment based on Montana First's financial performance prior to the closing of the transaction, which is anticipated to occur in the third quarter of 2002. Both Missoula and Kalispell are located in one of the best growth areas of Montana.

During 2001, the Bank continued its strategic emphasis on growth by offering more services, aggressive solicitation of deposits from customers and higher than usual interest rates in the markets served. Increased interest expense during the three months ended December 31, 2001 reflects this strategy and increased interest expense is expected to impact earnings for much of 2002 as a result of the 63% increase in deposits. Retention of these new depositors will be a high priority during the coming months with emphasis on more products, personal service and expanded locations.

The Company continued to repurchase common shares in the open market. During the year ended December 31, 2001, 54,500 shares were purchased for $819,550 for an average price of $15.04 per share. At year-end the Company had repurchased 1,084,457 shares for a total of $14,892,000, or an average price of $13.73 per share.

Financial highlights for the year ended December 31, 2001 include:

     o Net income of $1,141,000 or $.84 per share as compared to $1,217,000 or $.79 per share, for the comparable period in 2000.
     o Book value per share at December 31, 2001 amounted to $19.15 as compared to $18.51 at December 31, 2000.
     o   Cash dividends paid of $640,000 or $.46 per share.
     o   Increase in deposits of $49 million or 63.4% since December 31, 2000.
     o   Increase in net loans of $3,381,000 or 4.13% since December 31, 2000.

Three of our long-term directors, Walter J. Peterson Jr., Sanroe J. Kaisler Jr. and John R. Boe, retired during 2001. Their many years of dedication and support will be missed and we wish them well.

Our consolidated capital amounted to $28.9 million or 16.51% of total assets which is significantly in excess of regulatory requirements and our competitors. We continue to evaluate additional repurchases of our common stock as compared to alternative financial investments and opportunities.

We are very pleased with our progress during 2001 and we continue to evaluate opportunities for expansion that will be compatible to our organization and beneficial to our shareholders.

We look forward to the challenges and opportunities in the coming years. We value our employees, customers, shareholders and the communities we serve. We appreciate your support and continued loyalty.

Sincerely,


/s/William H. Ruegamer
William H. Ruegamer
President and Chief Executive Officer

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

                                            At December 31,
                         ----------------------------------------------------
                           2001       2000       1999       1998       1997
                           ----       ----       ----       ----       ----
                                            (In Thousands)

SELECTED FINANCIAL
 CONDITION DATA:

Total assets............ $174,912   $125,067   $114,527   $109,201   $109,801
Cash and interest-
 bearing deposits.......   46,536      2,648      2,372      5,154      2,904
Investment and
 mortgage-backed
 securities available-
 for-sale...............   35,945     29,374     41,090     39,866     36,496
Investment and
 mortgage-backed
 securities held-to-
 maturity...............       --      5,024      6,406     10,498     20,556
Loans receivable, net...   85,241     80,363     59,570     49,499     45,714
Deposits................  126,940     77,667     71,353     66,413     66,859
Advances from FHLB......   17,000     16,200      8,800      4,000         --
Total equity, substan-
 tially restricted......   28,873     28,915     32,755     36,301     40,598

                                                 Year
                                                 Ended
                                               December 31,
                        ----------------------------------------------------
                           2001       2000       1999       1998       1997
                           ----       ----       ----       ----       ----
                                            (In Thousands)

SELECTED OPERATING DATA:

Interest income.........  $9,538      $8,702     $7,592     $7,665     $7,709
Interest expense........   5,103       4,070      3,208      3,036      3,118
                          ------      ------     ------     ------     ------
 Net interest income....   4,435       4,632      4,384      4,629      4,591
Provision for loan
 losses.................     255         110         18         20         20
                          ------      ------     ------     ------     ------
 Net interest income
  after provision for
  loan losses...........   4,180       4,522      4,366      4,609      4,571
                          ------      ------     ------     ------     ------
Non-interest income
 Insurance commission
  income................     588         557        576        624        652
 Customer service
  charges...............     301         249        228        216        188
 Gain of sale of
  investments, net......     386         184         --         --         --
 Gain on sale of loans..     552          59         --         --         --
 Other income...........      19          26         24         32         19
                          ------      ------     ------     ------     ------
 Total non-interest
  income................   1,846       1,075        829        872        859

                        (table continued on following page)

                                                 Year
                                                 Ended
                                               December 31,
                        ----------------------------------------------------
                           2001       2000       1999       1998       1997
                           ----       ----       ----       ----       ----
                                            (In Thousands)
Non-interest expense:
 Compensation and
  benefits...............  2,326       2,033      1,839      2,156      1,621
 Occupancy and equipment.    645         565        409        378        363
 Deposit insurance
  premiums...............     65          51         65         72         78
 Other general and
  administrative.........    974         957        809        729        750
                          ------      ------     ------     ------     ------
   Total non-interest
    expense..............  4,010       3,606      3,122      3,335      2,812
Income before income
 taxes...................  2,016       1,991      2,073      2,146      2,618
Income tax expense.......    875         774        808        901      1,032
                          ------      ------     ------     ------     ------
Net income............... $1,141      $1,217     $1,265     $1,245     $1,586
                          ======      ======     ======     ======     ======
Earnings per share:
 Basic...................  $0.84       $0.79      $0.70      $0.56      $0.67
                           =====       =====      =====      =====      =====
 Diluted.................  $0.84       $0.79      $0.70      $0.56      $0.67
                           =====       =====      =====      =====      =====

Book value per share..... $19.15      $18.51     $16.37     $16.33     $15.66
                          ======      ======     ======     ======     ======

                                            At or For the
                                                 Year
                                                 Ended
                                               December 31,
                        ----------------------------------------------------
                           2001       2000       1999       1998       1997
                           ----       ----       ----       ----       ----


Performance Ratios:
Return on average assets
 (net income divided by
 average assets).........   0.82%     1.04%      1.15%      1.15%      1.43%
Return on average equity
 (net income divided by
 average equity).........   3.80      4.02       3.85       3.26       3.95
Dividend payout ratio
 (dividends declared
 per share divided by net
 income per share).......  54.76     55.70      57.14      57.14      33.58
Average interest-earning
 assets to average
 interest-bearing
 liabilities............. 124.79    131.89     142.55     154.90     155.55
Net interest income after
 provision for loan
 losses to total non-
 interest expense........ 104.24    125.41     139.85     138.19     162.55
Interest rate spread.....   2.40      2.98       2.85       2.82       2.66
Net yield on average
 interest-earning assets.   3.35      4.13       4.14       4.40       4.28
Efficiency ratio (non-
 interest expense divided
 by the sum of net
 interest income and
 non-interest income)(1).  63.85     63.18      59.89      60.63      51.59

          (table continued on, and footnotes on, following page)

                                             At or For the
                                                 Year
                                                 Ended
                                               December 31,
                        ----------------------------------------------------
                           2001       2000       1999       1998       1997
                           ----       ----       ----       ----       ----



Equity Ratios:
Average equity to
 average assets (average
 equity divided by
 average total assets)...  21.46%    25.84%     29.95%     35.27%      36.32%
Equity to assets at
 year end................  16.51     23.13      28.60      33.24       36.97

Asset Quality Ratios:
Non-performing assets
 to total assets.........   0.43        --         (1)        --          --
Non-performing loans
 to total assets.........   0.43        --         (1)        --          --
Non-performing loans
 to net loans............   0.92        --         (1)        --          --
Allowance for loan
 losses, real estate
 owned and other repos-
 sessed assets to non-
 performing assets.......  79.18        *          (1)        *           *
Allowance for loan
 losses to total loans
 outstanding.............   0.69      0.41       0.38       0.44        0.41


                                                  At
                                               December 31,
                        ----------------------------------------------------
                           2001       2000       1999       1998       1997
                           ----       ----       ----       ----       ----

OTHER DATA:

Number of:
 Real estate loans
  outstanding............   825        940        732        702         714
 Deposit accounts........11,010      9,620     10,029     10,078      10,368
 Full-service offices....     4          4          3          3           3


*    Not meaningful.
(1) One loan for $14,000 on non-accrual at December 31, 1999. Percentages not meaningful.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     Certain matters in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's
business strategy.   Specifically, the Corporation has changed its role as a
traditional mortgage lender to that of a commercial bank by increasing its commercial and business lending during fiscal 2001. This reflects the Corporation's new growth-oriented expansion strategy, which is to pursue internal and external growth opportunities when management deems it appropriate. This new strategy may subject the Corporation to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Corporation will be successful in implementing this new business strategy or in managing growth.

     These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, the direction of future interest rates, the local real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, labor market competitiveness, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission.

General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained herein.

Operating Strategy

     The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. In the past, the Bank considered Gallatin, Park and Sweet Grass counties in south central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2000. In addition, the Bank opened a loan production office in Missoula, Montana during the third quarter of 2000. During the second quarter of 2001, the Bank notified the Office of Thrift Supervision of its intention to open a de novo branch in Missoula in late 2001 or early 2002. Lending activities also have recently included the increased emphasis on the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

     The Bank relies to a significant extent on borrowings from the FHLB of Seattle to finance its short-term and, to a certain extent, its longer term financing needs. The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. In recent periods, borrowings from the FHLB of Seattle have been available at rates that are more favorable than the rates that the Bank would be required to pay on deposits. Further, borrowings from the FHLB are available at various maturities, facilitating the appropriate matching of asset and liability maturity dates.

     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and FHLB advances. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of other income and expenses also affects the Bank's profitability. Other income consists of service charges on checking and NOW accounts and other fees, insurance commissions and net gains or losses on the sale of investments and loans. Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

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

Financial Condition

     Consolidated assets increased by approximately $49.8 million, or 39.9%, from $125.1 million at December 31, 2000 to $174.9 million at December 31, 2001.

     Effective January 1, 2001, the Company transferred held-to-maturity securities with amortized costs of $5.0 million to the available-for-sale securities category as allowed by Statement of Financial Accounting Standard No. 133. Investment and mortgage-backed securities available-for-sale, after reclassification on January 1, 2001, increased $1.5 million, or 4.50%, from $34.4 million at December 31, 2000 to $35.9 million at December 31, 2001 as the result of maturities and payments of $10.3 million, a decrease in market value of $185,000 and purchases of $12.0 million.

     Net loans increased $3.3 million, or 4.1%, from $81.9 million at December 31, 2000 to $85.2 million at December 31, 2001.

     Deposits increased $49.3 million or 63.4%, from $77.6 million at December 31, 2000 to $126.9 million at December 31, 2001. This increase is the result of a program to attract depositors in all of the Bank's markets. The majority of this increase in deposits was in one to two year certificates of deposits.

     A majority of the increase in deposits has been temporarily invested in interest bearing deposits, which amounted to $42.4 million at December 31, 2001 as compared to $165,000 at December 31, 2000.

     Premises and equipment increased by $877,000 from $3.7 million at December 31, 2000 to $4.6 million at December 31, 2001 as the result of purchases of $1.2 million, which includes the purchase of $1.0 million for property and construction costs in Missoula for a planned branch.
Depreciation of $336,000 offset this increase.

     Stockholders' equity amounted to $28.9 million at December 31, 2000 and 2001. Changes during the year include net income of $1.1 million, the release of ESOP shares in the amount of $193,000 and a decrease of $113,000 related to the market value of securities available-for-sale. In addition, 12,398 shares of MRDP vested and unearned MRDP compensation was reduced by $196,000. Stockholders' equity was also decreased by the payments of $640,000 in
dividends.   During the year ended December 31, 2001, the Company repurchased
54,500 shares of its common stock in the open market at an average price of $15.04 per share for a total of $820,000. There were 1,084,457 shares held in treasury at December 31, 2001 with an average price of $13.73. Book value per share at December 31, 2001 was $19.15.

Asset Quality

     At December 31, 2001, the Bank had two nonaccrual loans amounting to $747,000. At December 31, 2001, the Bank had 26 loans delinquent over 30 days amounting to $4.5 million of which five loans amounting to $761,000 were delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

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

Comparison of Results of Operations for the Year Ended December 31, 2001 and
2000

     Net Income. Net income decreased by $76,000 from $1.2 million for the year ended December 31, 2000 to $1.1 million for the year ended December 31, 2001. The following narrative discusses the various components of the change.

     Net Interest Income. Net interest income decreased $197,000, or 4.3%, from $4.6 million for the year ended December 31, 2000 to $4.4 million for the same period in 2001. The interest rate spread decreased from 2.98% for the year ended December 31, 2000 to 2.40% for the comparable period in 2001.

     Interest Income. Total interest income increased by $836,000, or 9.6%, from $8.7 million for the year ended December 31, 2000 to $9.5 million for the same period in 2001. The increase was primarily attributable to an increase in average interest earning assets of $20.2 million, or 18.0%, from $112.1 million for the year ended December 31, 2000 as compared to $132.3 million for the comparable period in 2001. Average outstanding loans increased $16.4 million offset by decreases in the average outstanding balances of investments
and mortgage-backed securities of $8.1 million.   Average balances of other
investments, primarily interest bearing deposits, increased by $11.9 million, or 602.0%, from $2.0 million for the year ended December 31, 2000 to $13.9 million for the same period in 2001. The significant increase is the result of investing the proceeds from the deposit growth in interest bearing deposits at the FHLB and other financial institutions. The yield on interest earning assets for the year ended December 31, 2001, was 7.2% as compared to 7.8% for the comparable period in 2000.

     Interest Expense. Total interest expense was $5.1 million for the year ended December 31, 2001, as compared to $4.1 million for the same period in 2000. Interest on deposits increased by $748,000, or 22.5%, and interest on notes payable and other debt increased by $285,000, or 38.2%.

     Average deposits for the year ended December 31, 2001 amounted to $87.2 million as compared to $73.2 million for the same period in 2000, an increase
of $14.0 million, or 19.1%.   Included in the average deposits for the year
ended December 31, 2001 was $52.4 million in certificates of deposit as compared to $41.5 million for the comparable period in 2000, an increase of $10.9 million or 26.3%. In addition to the increase in average deposits, the cost of deposits increased from 4.5% for year ended December 31, 2000 to 4.7% for the same period in 2001 reflecting a general increase in the Bank's interest rates. Outstanding certificates of deposits at December 31, 2001 amounted to $126.9 million as compared to $77.7 million at December 31, 2000, an increase of $49.2 million or 63.4%. This increase is the result of a strategic emphasis by management to attract new depositors and borrowers. Continued increases in cost of deposits are projected for the year ended December 31, 2002, based on the significant increase in deposits during the third and fourth quarters of 2001.

     Other interest expense of $1.0 million for the year ended December 31, 2001 includes $984,000 related to borrowings from the FHLB and $46,000 associated with other debt. Other interest expense for the comparable period in 2000 included $694,000 related to FHLB borrowings and $51,000 associated with other debt. The weighted average interest rate on the FHLB advances was 4.98% and 6.38% at December 31, 2001 and 2000, respectively.

     Provision for Loan Losses. The provision for loan losses was $255,000 for the year ended December 31, 2001 as compared to $110,000 for the same period in 2000, an increase of $145,000 or 131.8%. The increase in the allowance for loan losses reflects the Bank's continued emphasis in underwriting more commercial, commercial real estate, land and infrastructure
and construction loans.   At the end of both periods, the level of reserves
was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .69% at December 31, 2001 and .41% at December 31, 2000. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

     Non-Interest Income. Non-interest income was $1.8 million for the year ended December 31, 2001, as compared to $1.1 million for the same period in
2000, an increase of $791,000 or 71.7%.   During the year ended December 31,
2001, the Bank recorded $552,000 in gains on sale of loans. This gain is the result of the Bank's activity in underwriting mortgage loans for sale in the secondary market. There were only nominal sales to the secondary market during the year ended December 31, 2000 resulting in gains of $58,000. Gross loans sold during the year ended December 31, 2001 amounted to $35.5 million as compared to $5.8 million for the comparative period in 2000.

     The net gain on sale of investments for the year ended December 31, 2001 was the result of the sale of 6,000 shares of FHLMC stock for a gain of $386,000. The net gain of $185,000 for the comparative period in 2000 was the result of the sale of $6.5 million of mortgage-backed securities and bonds for a loss of $160,000 offset by the sale of 7,500 shares of FHLMC stock for a gain of $345,000.

     Insurance commissions received from Dime are the largest component of non-interest income. Insurance commissions of $588,000 and $557,000 were received for the year ended December 31, 2001 and 2000, respectively.
     Non-Interest Expense. Total non-interest expense increased $404,000, or 11.2%, to $4.0 million for the year ended December 31, 2001, compared to the same period in 2000. Included in this increase is a $293,000 increase in compensation and benefits expense, which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings and the Missoula loan production office. Occupancy expense also increased $80,000 during the year ended December 31, 2001 to $645,000 from $565,000 for the comparable period in 2000 primarily as the result of additional cost associated with the new branch facility and loan production office.

     Income Taxes.   Income taxes increased  $101,000, or 13.0%, to $875,000
for the year ended December 31, 2001, compared to $774,000 for the same period in 2000. The effective combined federal and state tax rate was 43.4% and 38.9% for the year ended December 31, 2001 and 2000, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and the mark-to-market adjustment on ESOP shares committed to be released and MRDP shares awarded during the year.

Comparison of Results of Operations for the Years Ended December 31, 2000 and
1999

     Net Income. Net income decreased by $48,000, or 3.8%, to $1.2 million for the year ended December 31, 2000 as compared to $1.3 million for the same period in 1999. While the net income is approximately the same for the two comparative periods, several components of net income changed and are discussed in the following narrative.

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

     Provision for Loan Losses. The provision for loan losses was $110,000 for year ended December 31, 2000 as compared to $18,000 for the same period in 1999, an increase of $92,000, or 5.11%. This increase is commensurate with
the significant growth in loans during 2000.   At the end of both periods, the
level of the allowance was deemed to be adequate by management. Loan loss allowance as a percentage of loans was .41% at December 31, 2000, and .38% at
December 31, 1999.   Management's periodic evaluation of the adequacy of the
allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and anticipated prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

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

     Non-Interest Expense. Total non-interest expense increased $484,000 or 15.5%, to $3.6 million for the year ended December 31, 2000, compared to $3.1 million for the same period in 1999. Included in this increase is a $193,000 increase in compensation expense, which is primarily related to the additional salaries and benefits for the employees at the new branch in Billings and the Missoula loan production office. Occupancy expense also increased $156,000 from $409,000 for the year ended December 31, 1999 to $565,000 for the same period in 2000 primarily as the result of additional costs associated with the new branch facility.

     Additional net increases in other non-interest expense amounting to $134,000 were primarily the result of increased advertising, legal, consulting and auditing costs as well as additional costs associated with the opening of the branch office in Billings and the loan production office in Missoula.

     Income Taxes. Income taxes decreased $34,000, or 4.2%, from $808,000 for the year ended December 31, 1999, as compared to $774,000 for the same period in 2000 as a result of the decrease in income before taxes. The effective combined federal and state tax rates were 38.9% and 39.0% for the year ended December 31, 2000 and 1999, respectively.


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

                                                                                 Year Ended

                                                                            December 31,
                                  At December 31, -------------------------------------------------------
                                         2001                 2001                         2000
                                    ------------  --------------------------   --------------------------
                                        Yield/    Average             Yield/   Average             Yield/
                                        Cost      Balance   Interest  Cost     Balance   Interest   Cost
                                        ----      -------   --------  ----     -------   --------   ----
                                                                  (Dollars in Thousands)
Interest-earning assets:
 Loans receivable...................    7.63%    $ 87,409   $7,372    8.43%    $ 70,981   $6,010     8.47%
 Mortgage-backed securities.........    6.01       27,988    1,720    6.15       35,711    2,436     6.82
 Investment securities..............    2.68        3,030       40    1.33        3,403      124     3.66
 Other interest-earning assets (1)..    1.85       13,912      406    2.92        1,982      132     6.65
                                      ------     --------   ------  ------     --------   ------  -------
   Total interest-earning assets....    5.58      132,339    9,538    7.21      112,077    8,702     7.64
Non-interest-earning assets.........                7,635                         5,002
                                                 --------                      --------
 Total assets.......................             $139,974                      $117,079
                                                 ========                      ========

Interest-bearing liabilities:
 NOW accounts.......................    2.23       10,667      255    2.39       10,295      245     2.38
 Money market accounts..............    3.52       13,520      576    4.26        9,181      429     4.67
 Regular savings....................    3.00       10,655      319    3.00       12,208      366     3.00
 Certificates of deposit............    5.08       52,407    2,923    5.58       41,470    2,284     5.51
                                      ------     --------   ------  ------     --------   ------  -------
   Total deposits...................    4.30       87,249    4,073    4.67       73,154    3,324     4.55
 Other liabilities..................    5.08       18,797    1,030    5.48       11,821      746     6.30
                                      ------     --------   ------  ------     --------   ------  -------
   Total interest-bearing
     liabilities....................    4.39      106,046    5,103    4.81       84,975    4,070     4.79
Non-interest-bearing liabilities....                3,891                         1,849
                                                 --------                      --------
Total liabilities...................              109,937                        86,824
Stockholder's equity................               30,037                        30,255
                                                 --------                      --------
Total liabilities and
  stockholder's equity..............             $139,974                      $117,079
                                                 ========                      ========
 Net interest income................                        $4,435                        $4,632
                                                            ======                        ======
 Interest rate spread(2)............   1.19%                          2.40%                          2.98%
                                       ====                           ====                           ====
 Net yield on interest-earning
   assets(3)........................                                  3.35%                          4.13%
                                                                      ====                           ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities................                                124.79%                        131.89%
                                                                    ======                         ======
(1) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Includes $2.3 million of FHLMC stock with dividend rate of 1.22% per annum.



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


                                        Year Ended December 31,               Year Ended December 31,
                                         2001 Compared to Year                 2000 Compared to Year
                                        Ended December 31, 2000               Ended December 31, 1999
                                          Increase (Decrease)                   Increase (Decrease)
                                                 Due to                                 Due to
                                   -----------------------------------     -------------------------------
                                                        Rate/                                Rate/
                                   Volume     Rate      Volume     Net     Volume     Rate   Volume    Net
                                   ------     ----      ------     ---     ------     ----   ------    ---
                                                                 (In Thousands)
Interest-earning assets:
 Loans receivable................. $1,391   $   (24)   $    (5)  $1,362    $1,404     $ 179  $  58   $1,641
 Mortgage-backed securities.......   (527)     (241)        52     (716)     (500)      133    (24)    (391)
 Investment securities............    (13)      (79)         8      (84)      (64)       (4)     1      (67)
 Other interest-earning assets....    793       (74)      (445)     274       (98)       47    (22)     (73)
                                   ------   -------    -------   ------    ------     -----  -----   ------
    Total interest-earning
       assets.....................  1,644      (418)      (390)     836       742       355     13    1,110
                                   ------   -------    -------   ------    ------     -----  -----   ------
Interest expense:
 Deposits.........................    641        90         18      749       189       236     16      441
 Other liabilities................    439       (97)       (58)     284       346        36     39      421
                                   ------   -------    -------   ------    ------     -----  -----   ------
    Total interest-bearing
      liabilities.................  1,080        (7)       (40)   1,033       535       272     55      862
                                   ------   -------    -------   ------    ------     -----  -----   ------
Net change in net interest
 income........................... $  564   $  (411)   $  (350)  $ (197)   $  207     $  83  $ (42)  $  248
                                   ======   =======    =======   ======    ======     =====  =====   ======


Asset and Liability Management and Interest Rate Risk

     General. The ability to maximize net interest income depends largely upon achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would result in a decrease in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income.

     In the past, the Bank has perceived its market niche to be that of a traditional thrift lender that originates fixed rate residential loans for its portfolio and purchases fixed rate U.S. Government and agency investment securities and mortgage-backed securities to supplement its lending activities. The Bank uses its capital position to absorb the adverse consequences of the increased interest rate risk associated with this strategy. As an integral part of this strategy, the Bank has historically concentrated its lending activity on the origination of long-term, fixed-rate, residential one- to four-family mortgage loans and commercial real estate and multi-family loans. As of December 31, 2001, 75.8% of the Bank's total loans were fixed rate loans and 71.2% of its investments and mortgage-backed securities had fixed interest rates. During 2000 and 2001, the Bank expanded its lending activities to include commercial loans with floating rates. At December 31, 2001 commercial loans amounted to $6.3 million, most of which have floating interest rates.

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

Interest Rate Sensitivity of Net Portfolio Value

     The following table is provided to the Bank by the OTS and illustrates the change in net portfolio value at December 31, 2001 based on OTS assumptions. Net portfolio value is the difference between the Bank's depository portfolio value and its loans receivable portfolio value. No effect has been given to any steps that management of the Bank may take to counter the effect of the interest rate movements presented in the table.

                                                          Net Portfolio as %
     Basis                                               of  Portfolio Value
   Point ("bp")         Net Portfolio Value                   of Assets
     Change     ---------------------------------        -------------------
    in Rates    $ Amount    $ Change     % Change        NPV Ratio    Change
    --------    --------    --------     --------        ---------    ------
                                 (Dollars in Thousands)

     300  bp     30,245     (4,750)        (14%)          17.33%     (188 bp)
     200  bp     31,954     (3,041)         (9%)          18.04%     (117 bp)
     100  bp     33,583     (1,412)         (4%)          18.68%     ( 53 bp)
       0         34,995         --          --            19.21%       --
    (100) bp     35,460        465           1%           19.30%     +  9 bp

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

     The following table is provided by the OTS and is based on the calculations in the previous table.

                                                  December 31,    December 31,
                                                      2001            2000
                                                      ----            ----
RISK MEASURES:  200 BP RATE SHOCK
Pre-Shock NPV Ratio:  NPV as % of PV of Assets....   19.21%          24.85%
Exposure Measure:  Post-Shock NPV Ratio...........   18.04%          22.32%
Sensitivity Measure:  Change in NPV Ratio.........     117bp           253bp

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

     The primary investing activity of the Bank has been the origination of one- to four-family mortgage loans, commercial real estate and commercial loans. During the year ended December 31, 2001, the Bank originated mortgage
loans in the amount of $68.3 million.   The Bank also invests in investment
grade federal agency securities.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the year ended December 31, 2001 and 2000, the Bank used its sources of funds primarily to fund loan commitments, distribution to the Corporation to repurchase shares of common stock, and to pay deposit withdrawals.

     The Bank uses cash flows generated from operating, investing and financing activities to meet its liquidity requirements. See Consolidated Statements of Cash Flows included as part of the Consolidated Financial Statements.

     Like most thrift institutions, deposits, particularly certificates of deposit, have been the primary source of external funds for the Bank. By offering interest rates that are competitive with or at a slight premium to the average rate paid by local competitors, the Bank has had limited success in lengthening the maturity of its certificate of deposit portfolio. At December 31, 2001, certificates of deposit amounted to $78.8 million, or 62.0% of total deposits, including $22.8 million, which were scheduled to mature in more than one year after December 31, 2001. At December 31, 2001, $56.0 million of certificates of deposit were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of maturing deposits. Management of the Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB advances are available. Additionally, the Bank can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2001, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 15.6%, 15.6% and 33.9%, respectively. For a detailed discussion of regulatory capital requirements and a numerical presentation of the Bank's capital levels relative to regulatory requirements, see Note 14 of Notes to the Consolidated Financial Statements.

     The Corporation, as the holding company for the Bank, does not have any source of cash flow other than dividends declared by the Bank, which are subject to regulatory restrictions. Distributions paid by the Bank to the Corporation during 2001 amounted to $930,000. At December 31, 2001, no loans are outstanding between the Corporation and the Bank.

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

                   Independent Auditors' Report


The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain easonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/KPMG LLP

Billings, Montana
February 22, 2002, except as to Note 20, which is as of March 5, 2002

              EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets

                                                       December 31,
                                             ------------------------------
               Assets                             2001              2000
               ------                        ------------      ------------
Cash and due from banks                      $  4,185,664         2,482,564
Interest-bearing deposits                      42,350,439           165,136
                                             ------------      ------------
   Cash and cash equivalents                   46,536,103         2,647,700
Investment and mortgage-backed securities
 available-for-sale                            35,945,324        29,374,395
Mortgage-backed securities held-to-maturity            --         5,024,454
Loans receivable, net                          81,151,598        80,362,737
Loans held for sale                             4,089,014         1,497,244
Stock in Federal Home Loan Bank of
 Seattle, at cost                               1,670,600         1,560,700
Accrued interest receivable                       629,245           528,281
Income tax receivable                                  --            44,418
Premises and equipment, net                     4,596,212         3,719,566
Prepaid expenses and other assets                 293,977           307,770
                                             ------------      ------------
                                             $174,912,073       125,067,265
                                             ============      ============
   Liabilities and Stockholders' Equity
   ------------------------------------
Liabilities:
 Deposits                                    $126,940,015        77,666,644
 Advances from Federal Home Loan Bank          17,000,000        16,200,000
 Note payable                                     464,306           530,749
 Advances from borrowers for taxes
  and insurance                                   245,522           286,086
 Accrued expenses and other liabilities           304,848           349,060
 Deferred income taxes                          1,084,264         1,119,505
                                             ------------      ------------
   Total liabilities                          146,038,955        96,152,044
                                             ------------      ------------
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  250,000 shares authorized, none issued
  and outstanding                                      --                --
 Common stock, par value $.01 per share,
  4,000,000 shares authorized, 2,592,100
  issued                                           25,921            25,921
 Additional paid-in capital                    25,322,946        25,278,214
 Unearned ESOP and MRDP compensation           (1,626,790)       (1,928,091)
 MRDP shares acquired                            (258,864)         (302,011)
 Retained earnings, substantially restricted   18,852,536         8,351,208
 Treasury shares acquired, at cost,
  1,084,457 and 1,029,957 shares at December
  31, 2001 and 2000, respectively             (14,891,933)      (14,072,383)
 Accumulated other comprehensive income         1,449,302         1,562,363
                                             ------------      ------------
   Total stockholders' equity                  28,873,118        28,915,221
                                             ------------      ------------
Commitments and contingencies                $174,912,073       125,067,265
                                             ============      ============

See accompanying notes to consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Income

                                                   Years Ended December 31,
                                                ----------------------------
                                                   2001               2000
                                                ----------        ----------
Interest income:
 Loans receivable                               $7,371,815         6,010,312
 Mortgage-backed securities                      1,719,781         2,435,555
 Investment securities                              40,239           124,394
 Other                                             406,131           131,828
                                                ----------        ----------
    Total interest income                        9,537,966         8,702,089
                                                ----------        ----------
Interest expense:
 Passbook accounts                                 319,208           366,370
 NOW accounts                                      830,841           674,265
 Certificates of deposit                         2,922,894         2,283,958
 Advances from Federal Home Loan Bank              984,243           694,233
 Note payable                                       45,556            50,902
                                                ----------        ----------
    Total interest expense                       5,102,742         4,069,728
                                                ----------        ----------
    Net interest income                          4,435,224         4,632,361

Provision for loan losses                          255,008           110,000
                                                ----------        ----------
    Net interest income after provision
     for loan losses                             4,180,216         4,522,361

Non-interest income:
 Insurance commission income                       588,335           556,795
 Customer service charges                          301,290           249,562
 Gain on sale of securities                        385,801           184,613
 Gain on sale of loans                             551,800            58,348
 Other                                              18,354            25,919
                                                ----------        ----------
    Total non-interest income                    1,845,580         1,075,237

Non-interest expense:
 Compensation and benefits                       2,326,047         2,032,837
 Occupancy and equipment                           644,908           565,003
 Deposit insurance premiums                         64,763            50,700
 Data processing services                          152,931           114,757
 Other                                             821,410           842,707
                                                ----------        ----------
    Total non-interest expense                   4,010,059         3,606,004
                                                ----------        ----------

    Income before income taxes                   2,015,737         1,991,594

Income taxes                                       874,647           774,528
                                                ----------        ----------
    Net income                                  $1,141,090         1,217,066
                                                ==========        ==========
Basic earnings per share                        $      .84               .79
                                                ==========        ==========
Diluted earnings per share                      $      .84               .79
                                                ==========        ==========

See accompanying notes to consolidated financial statements.


                                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                    Years Ended December 31, 2001 and 2000

                                                                                        Accu-
                                      Unearned                                         mulated
                                        ESOP                                            other
                         Additional   and MRDP      MRDP                   Treasury    compre-    Total
                Common    paid-in      compen-     shares     Retained      shares     hensive stockholders'
                 stock    capital      sation     acquired    earnings     acquired    income     equity
                 -----    -------      ------     ---------   --------     --------    ------     ------
Balances at
 December 31,
 1999           $25,921  25,260,408  (2,264,623)  (302,011)  17,842,091   (8,439,462)   632,893  32,755,217
Repurchase of
 439,127 shares
 of common
 stock               --          --          --         --           --   (5,632,921)            (5,632,921)
ESOP shares com-
 mitted to be
 released            --      25,550     138,240         --           --           --         --     163,790
MRDP shares
 vested              --      (7,744)    198,292         --           --           --         --     190,548
Comprehensive
income:
 Net income          --          --          --         --    1,217,066           --         --   1,217,066
 Increase in un-
 realized gain
 on securities
 available-for-
 sale                --          --          --         --           --           --    929,470     929,470
                                                                                                 ----------
  Comprehensive
  income                                                                                          2,146,536
Cash dividends
 declared ($.44
 per share)          --          --          --         --     (707,949)          --         --    (707,949)
                -------  ----------    ---------- --------   ----------  -----------  ---------  ----------
Balances at
 December 31,
 2000            25,921  25,278,214  (1,928,091)  (302,011)  18,351,208  (14,072,383) 1,562,363  28,915,221
Repurchase of
 54,500 shares
 of common
 stock               --          --           --        --           --     (819,550)        --    (819,550)
ESOP shares com-
 mitted to be
 released            --      54,636      138,240        --           --           --         --     192,876
Award of 2,592
 MRDP shares         --          --           --    43,147           --           --         --      43,147
MRDP shares
 vested              --      (9,904)     163,061        --           --           --         --     153,157

Comprehensive income:
 Net income          --          --           --        --    1,141,090           --         --   1,141,090
Decrease in un-
 realized gain on
 securities
 available-for-
 sale                --          --           --        --           --           --   (113,061)   (113,061)
                                                                                                 ----------
  Comprehensive
   income                                                                                         1,028,029
Cash dividends
 declared ($.46
 per share)          --          --            --       --     (639,762)          --         --    (639,762)

                -------  ----------    ---------- --------   ----------  -----------  ---------  ----------
Balances at
 December 31,
 2001           $25,921  25,322,946    (1,626,790)(258,864)  18,852,536  (14,891,933) 1,449,302  28,873,118
                =======  ==========    ========== ========   ==========  ===========  =========  ==========



                                                              Year Ended December 31,
                                                           --------------------------
                                                                 2001          2000
                                                           ----------      ----------

Disclosure of other comprehensive (loss) income elements:
  Unrealized and realized holding gains arising
    during the period, net of income tax expense
    of $61,314 and $666,252 in 2001 and 2000,
    respectively                                            $  95,901       1,042,084
  Reclassification adjustment for gains included in
    net income, net of income tax expense of
    $150,462 and $71,999 in 2001 and 2000, respectively      (235,339)       (112,614)
  Cumulative affect of adoption of SFAS No. 133; transfer
    of held-to-maturity securities to available-for-sale,
    net of income tax expense of $16,864                       26,377              --
                                                           ----------      ----------
      Net unrealized (loss) gain on available-for-sale
        securities                                         $ (113,061)        929,470
                                                           ==========      ==========


               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                                                   Years Ended December 31,
                                               -----------------------------
                                                   2001             2000
                                               ------------     ------------

Cash flows from operating activities:
 Net income                                    $  1,141,090        1,217,066
 Adjustments to reconcile net income to net
  cash (used)provided by operating activities:
   Provision for loan losses                        255,008          110,000
   Depreciation                                     336,319          338,947
   Loss on retirement of premises and equipment       1,069           22,772
   Gain on sale of securities                      (385,801)        (184,613)
   Gain on sale of loans                           (551,800)         (58,348)
   Amortization of premiums and discounts on
    loans and mortgage-backed securities, net         9,543           50,615
   Federal Home Loan Bank stock dividends          (109,900)         (97,200)
   ESOP shares committed to be released             172,458          149,979
   MRDP compensation expense                        196,304          190,548
   Deferred income taxes                             37,045            4,876
   Proceeds from sales of loans                  36,529,888        4,375,104
   Origination of loans held for sale           (38,569,858)      (5,814,000)
   Increase in accrued interest receivable         (100,964)         (76,895)
   Decrease (increase) in income taxes
    receivable                                       44,418           (8,349)
   Decrease (increase) in prepaid expenses
    and other assets                                 13,793          (30,807)
   (Decrease) increase in accrued expenses
    and other liabilities                           (44,212)          72,267
                                               ------------     ------------
      Net cash (used) provided by operating
       activities                                (1,025,600)         261,962
                                               ------------     ------------
Cash flows from investing activities:
 Net increase in loans receivable                (1,043,869)     (20,901,290)
 Purchases of investments available-for-sale    (12,000,000)              --
 Proceeds from sales of investments
  available-for-sale                                392,701        6,610,837
 Principal payments on mortgage-backed securities:
   Held-to-maturity                                      --        1,369,347
   Available-for-sale                            10,251,735        6,773,642
 Purchases of premises and equipment             (1,214,034)      (1,220,955)
                                               ------------     ------------
      Net cash used in investing activities      (3,613,467)      (7,368,419)
                                               ------------     ------------
Cash flows from financing activities:
 Net increase in deposits                        49,273,371        6,313,546
 Proceeds from advances from Federal
  Home Loan Bank                                 11,000,000       17,800,000
 Repayment of advances from Federal
  Home Loan Bank                                (10,200,000)     (10,400,000)
 Payments on note payable                           (66,443)         (61,098)
 Net change in advances from borrowers for
  taxes and insurance                               (40,564)          56,649
 Payments of dividends                             (619,344)        (694,138)
 Purchase of treasury stock                        (819,550)      (5,632,921)
                                               ------------     ------------
      Net cash provided by financing activities  48,527,470        7,382,038
                                               ------------     ------------
Net increase in cash and cash equivalents        43,888,403          275,581

Cash and cash equivalents, beginning of year      2,647,700        2,372,119
                                               ------------     ------------
Cash and cash equivalents, end of year         $ 46,536,103        2,647,700
                                               ============     ============
Cash paid during the year for:
 Interest                                      $  5,101,720        4,011,000
 Income taxes                                       801,067          778,000
                                               ============     ============
Non-cash operating and financing activity:
 Dividends on allocated ESOP shares            $     20,418           13,811
                                               ============     ============


See accompanying notes to consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(1)   Summary of Significant Accounting Policies

(a) General

      The accompanying consolidated financial statements include the accounts of Empire Federal Bancorp, Inc. (the Holding Company) and its wholly-owned subsidiary, Empire Bank (Empire). The consolidated financial statements also include Dime Service Corporation (Dime), a wholly-owned subsidiary of Empire operating as an insurance agency. The Holding Company, Empire and Dime are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

      Empire provides services to customers in south central Montana through a main office and four branches in five separate communities. Empire offers a variety of deposit products to its customers while concentrat-ing its lending activities on real estate loans. These real estate lending activities focus primarily on the origination of loans secured by one- to four-family residential real estate but also include the origination of multi-family, commercial real estate, home equity and commercial loans. Empire is subject to competition from other financial service providers and is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

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

      The carrying value of debt securities is adjusted for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities. Upon realization, gains and losses from the sale of securities are included in earnings using the specific identification method.

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

(f)   Allowance For Loan Losses

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

                                        22
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

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

(g)   Loans Held for Sale

      Loans originated and intended for sale on the secondary market are carried at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. A sale is recognized when the Company surrenders control of the loan and consideration, other than beneficial interests in the loan, is received in exchange. A gain is recognized to the extent the selling price exceeds the carrying value. The Company does not retain servicing on any of its sold loans.

(h)   Loan Origination Fees and Related Costs

      Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

(i)   Stock in Federal Home Loan Bank

      The Company holds stock in the Federal Home Loan Bank (FHLB). FHLB stock is restricted because it may only be sold to another member institution or the FHLB at its par value. Due to restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost.

(j)   Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of 40 years for the buildings, 7 to 15 years for improvements and 3 to 15 years for furniture, fixtures and equipment.

(k)   Income Taxes

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

                                        23
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(l)   Earnings Per Share

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

(m)   Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. No long-lived assets were identified as impaired as of December 31, 2001 or 2000.

(n)   Stock-Based Compensation to Employees

      Compensation cost for stock-based compensation to employees is measured at the grant date using the intrinsic value method. Under the intrinsic value method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to ultimately acquire the stock and is recognized as compensation expense over any related service period. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. Compensation expense for nonemployee stock option grants is measured at the grant date based on the fair value of the award as required by SFAS No. 123. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting for employee stock option grants described above, and has adopted the disclosure requirements of SFAS No. 123.

(o)   Comprehensive Income

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

                                        24
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(p)   Derivative Instruments

      In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of December 31, 2001 and 2000, the Company was not engaged in hedging activities nor did it hold derivative instruments that require adjustments to carrying values under SFAS No. 133 and No. 138. The Company adopted the standards on January 1, 2001 and the impact of the adoption was not material. Upon adoption of SFAS No. 133, the Company transferred held-to-maturity securities with amortized costs of $5,024,454 and market value of $5,067,695 into the available-for-sale securities category. The $43,241 unrealized gain was recorded as a component of comprehensive income net of tax as a transition adjustment.

(q)   Impact of Recently Issued Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted SFAS No. 142 effective December 31, 2001. As of the date of adoption, the Company did not have any goodwill or other intangible assets. Accordingly, adoption did not have any effect on its consolidated financial statements.

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125. SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements.

(r)   Reclassifications

      Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation.


                                        25
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(2)   Investment and Mortgage-Backed Securities Available-For-Sale

      The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:
                                              2001
                         ------------------------------------------------
                                        Gross        Gross      Estimated
                         Amortized   unrealized    unrealized      fair
                            cost        gains        losses       value
                         ---------   ----------    ----------   ---------

  FHLMC common stock   $    39,761    2,216,539          --     2,256,300
  Bonds:
    FHLB                 3,010,460        2,874      (4,624)    3,008,710
    FHLMC                2,001,767           --     (17,037)    1,984,730
    FNMA                 1,015,370        1,530          --     1,016,900
                       -----------    ---------   ---------    ----------
                         6,027,597        4,404     (21,661)    6,010,340
                       -----------    ---------   ---------    ----------
  Mortgage-backed
   securities:
    GNMA certificates    2,763,499       35,995     (31,165)    2,768,329
    FHLMC certificates   2,660,566       22,752     (35,224)    2,648,094
    FNMA certificates    8,071,766      123,466     (48,776)    8,146,456
    REMIC certificates  14,006,230      177,039     (67,464)   14,115,805
                       -----------    ---------   ---------    ----------
                        27,502,061      359,252    (182,629)   27,678,684
                       -----------    ---------   ---------    ----------
                       $33,569,419    2,580,195    (204,290)   35,945,324
                       ===========    =========   =========    ==========

                                              2000
                         ------------------------------------------------
                                        Gross        Gross      Estimated
                         Amortized   unrealized    unrealized      fair
                            cost        gains        losses       value
                         ---------   ----------    ----------   ---------

  FHLMC common stock    $   46,660    2,722,114           --    2,768,774

  Mortgage-backed
   securities:
     GNMA certificates   3,146,091           --      (55,573)   3,090,518
     FHLMC certificates    531,193           --       (4,020)     527,173
     FNMA certificates   9,060,012       41,110     (103,392)   8,997,730
     REMIC certificates 14,029,187       67,653     (106,640)  13,990,200
                       -----------    ---------    ---------   ----------
                        26,766,483      108,763     (269,625)  26,605,621
                       -----------    ---------    ---------   ----------
                       $26,813,143    2,830,877     (269,625)  29,374,395
                       ===========    =========    =========   ==========

                                        26
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      The REMICs consist of nineteen certificates which are backed by the FNMA or the FHLMC.

      All bonds available-for-sale at December 31, 2001 mature between one and five years.

      Gross gains of $385,801 were realized on the sale of securities in the year ended December 31, 2001. There were no sales of securities available-for-sale during the year ended December 31, 2000.

      The Company has not entered into any interest rate swaps, options or future contracts. All of the U.S. Government and agency obligations at December 31, 2001 have call features.

      Securities and interest-bearing deposits with an amortized cost of $1,459,000 and $1,002,000 at December 31, 2001 and 2000, respectively, were pledged to secure public and other funds on deposit. The approximate market value of securities pledged at December 31, 2001 and 2000 was $1,479,000 and $997,000 respectively. All pledged securities are held in a custody account by a third party.

(3)   Mortgage-Backed Securities Held-to-Maturity

      The amortized cost, unrealized gains and losses, and estimated fair values of mortgage-backed securities held-to-maturity at December 31, 2000 are summarized as follows:

                                        Gross        Gross      Estimated
                         Amortized   unrealized    unrealized      fair
                            cost        gains        losses       value
                         ---------   ----------    ----------   ---------
  Mortgage-backed
   securities:
     GNMA certificates  $  854,528       20,657       (2,570)     872,615
     FHLMC certificates    935,740       22,635       (9,212)     949,163
     FNMA certificates   2,187,458       31,820      (10,966)   2,208,312
     REMIC certificates  1,046,728          457       (9,580)   1,037,605
                        ----------    ---------    ---------    ---------
                        $5,024,454       75,569      (32,328)   5,067,695
                        ==========    =========    =========    =========

                                        27
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(4)   Loans Receivable, Net

      Loans receivable, net at December 31 are summarized as follows:

                                         2001            2000
                                      -----------     ----------
  First mortgage loans:
     One to four family               $37,214,191     46,128,318
     Multi-family                       4,729,519      5,157,651
     Commercial real estate            12,787,201     12,468,045
  Construction loans                   10,748,896      6,002,824
  Land and infrastructure               4,535,257             --
  Commercial non-mortgage               6,349,358      6,182,468
  Loans to depositors, secured
    by savings                            659,592        459,031
  Other consumer loans                  4,995,743      5,025,539
                                      -----------     ----------
                                       82,019,757     81,423,876
  Less:
    Undisbursed portion of loans          (38,325)      (403,719)
    Allowance for loan losses            (591,361)      (336,165)
    Net deferred loan origination fees   (238,473)      (321,255)
                                      -----------     ----------
                                      $81,151,598     80,362,737
                                      ===========     ==========

      Loans receivable include approximately $21,536,000 and $14,529,000 in adjustable rate loans at December 31, 2001 and 2000, respectively.

      A summary of activity in the allowance for loan losses for the years ended December 31 is as follows:
                                         2001            2000
                                      -----------     ----------

  Balance at beginning of year        $   336,165        226,215
  Provision charged to expense            255,008        110,000
  Losses charged against the
    allowance                                  --            (50)
  Recoveries of amounts
    previously charged off                    188             --
                                      -----------     ----------
  Balance at end of year              $   591,361        336,165
                                      ===========     ==========

                                        28
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      The recorded investment in impaired loans, which includes those loans currently reported as nonaccrual, amounted to approximately $747,000 at December 31, 2001. These loans were not subject to a specific allowance for loan losses because of the estimated net realizable value of loan collateral, guarantees and other factors. The average recorded investment in impaired loans for the year ended December 31, 2001 was approximately $844,000. Interest income that would have been recorded on impaired loans if such loans had been current for the entire period would have been approximately $12,000 for the year ended December 31, 2001. Interest income recognized on impaired loans for the year ended December 31, 2001 was approximately $20,000. There were no commitments to borrowers that have loans on non-accrual as of December 31, 2001. There were no loans that were considered impaired as of or for the year ended December 31, 2000.

(5)   Accrued Interest Receivable

      Accrued interest receivable at December 31 is summarized as follows:

                                         2001            2000
                                      -----------     ----------

  Loans receivable                    $   533,302        461,285
  Mortgage-backed securities               50,287         66,996
  Investment securities and
    interest-bearing deposits              45,656             --
                                      -----------     ----------
                                      $   629,245        528,281
                                      ===========     ==========

(6)   Premises and Equipment

      Premises and equipment at December 31 is summarized as follows:

                                         2001            2000
                                      -----------     ----------

  Buildings and improvements          $ 2,641,504      2,658,041
  Land                                    929,165        929,165
  Furniture, fixtures and equipment     1,935,045      1,747,950
  Construction in progress              1,012,648             --
                                      -----------     ----------
                                        6,518,362      5,335,156
  Accumulated depreciation             (1,922,150)    (1,615,590)
                                      -----------     ----------
                                      $ 4,596,212      3,719,566
                                      ===========     ==========

      Construction in progress at December 31, 2001 represents the purchase of a building and land and related remodeling costs for a new branch in Missoula, Montana.

                                        29
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(7)   Deposits

      Deposits at December 31 are summarized as follows:

                         Weighted
                       average rate
                            at               2001                 2000
                         December  --------------------- ---------------------
                         31, 2001      Amount    Percent    Amount     Percent
                         --------  ------------  ------- -----------   -------

  Passbook accounts         3.04%  $ 11,124,193     8.8% $11,199,566     14.4%
  NOW accounts              2.84%    37,061,136    29.2   24,379,235     31.4
                                   ------------   -----  -----------    -----
                                     48,185,329    38.0   35,578,801     45.8
                                   ------------   -----  -----------    -----
  Certificates of
   deposit:            3.01-4.00%     6,995,675     5.5           --       --
                       4.01-5.00%    24,900,044    19.6    1,270,783      1.6
                       5.01-6.00%    34,855,215    27.5   21,107,580     27.2
                       6.01-7.00%    11,793,552     9.3   19,494,518     25.1
                       7.01.8.00%       210,200      .1      214,962       .3
                                   ------------   -----  -----------    -----
     Total
     certificates of
     deposit                         78,754,686    62.0   42,087,843     54.2
                                   ------------   -----  -----------    -----
                                   $126,940,015   100.0% $77,666,644    100.0%
                                   ============   =====  ===========    =====

      Certificates of deposit at December 31, 2001 are scheduled to mature as follows:

      Year ending December 31:
              2002                    $56,012,947
              2003                     14,513,830
              2004                      6,167,630
              2005                        962,321
              2006                        422,526
          Thereafter                      675,432
                                      -----------
                                      $78,754,686
                                      ===========

      Certificates of deposit of $100,000 or greater were approximately $22,847,000 and $7,349,000 at December 31, 2001 and 2000, respectively.

      Accrued interest payable on deposits (included in accrued expenses and other liabilities) was approximately $186,000 and $162,000 at December 31, 2001 and 2000, respectively.

                                        30
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(8)   Advances From Federal Home Loan Bank

      Advances from the Federal Home Loan Bank at December 31 are summarized as follows:

                                                2001          2000
                                            -----------   -----------
      4.65% to 6.12% fixed rate advances,
        interest payable monthly            $15,000,000    11,800,000
      Variable rate advances (1 month
        LIBOR plus .1%), interest
        payable monthly                       2,000,000     4,000,000
      Cash management advance, paid in 2001          --       400,000
                                            -----------   -----------
                                            $17,000,000    16,200,000
                                            ===========   ===========

      Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 2001 are as follows:

      Year ending December 31:
              2002                      $ 4,000,000
              2003                        6,500,000
              2004                               --
              2005                        4,900,000
              2006                        1,000,000
           Thereafter                       600,000
                                        -----------
                                        $17,000,000
                                        ===========
      $5,000,000 of the fixed rate advances have putable options which may be exercised by the FHLB after a predetermined time and quarterly, thereafter.

      The weighted average interest rate on these advances was 4.98% and 6.38% at December 31, 2001 and 2000, respectively.

      Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of the Company's unpledged, qualifying mortgage loans, mortgage-backed securities and investment securities. Subject to collateral availability, the total amount of additional advances available at December 31, 2001 is approximately $16,412,000.

(9)   Note Payable

      During 1997, the Company entered into an agreement with an officer of the Company and related individuals to purchase the Livingston, Montana main office building. The purchase was financed with a long-term note requiring quarterly payments of $28,000 including interest at 9%. The note is secured by the building.  The note was paid off in February
      2002.

                                        31
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(10)  Income Taxes

      Income tax expense for the years ended December 31 is summarized as follows:

                                     Federal       State         Total
                                   ---------     --------      --------
      2001:
        Current                    $ 702,846      134,756       837,602
        Deferred                      33,870        3,175        37,045
                                   ---------     --------      --------
                                   $ 736,716      137,931       874,647
                                   =========     ========      ========
      2000:
        Current                    $ 635,747      133,905       769,652
        Deferred                       4,020          856         4,876
                                   ---------     --------      --------
                                   $ 639,767      134,761       774,528
                                   =========     ========      ========

      Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                   2001          2000
                                                ---------      --------

      Computed "expected" tax expense           $ 685,351       677,142
      Increase (decrease) resulting from:
        State taxes, net of Federal income
          tax benefit                              91,034        88,942
        Mark-to-market adjustment on ESOP
          shares committed to be released          18,576         8,687
        Adjustment to income tax accruals          76,927            --
        Other                                       2,759          (243)
                                                ---------      --------
                                                $ 874,647       774,528
                                                =========      ========

                                        32
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                     2001         2000
                                                -----------   ----------
      Deferred tax assets:
        Allowance for loan losses               $   227,407      129,272
        Deferred loan origination fees               93,678      123,539
        Deferred compensation accrual                    --       29,117
        Vested MRDP shares                           66,549       73,275
                                                -----------   ----------
          Gross deferred tax assets                 387,634      355,203
                                                -----------   ----------

      Deferred tax liabilities:
        FHLB stock dividends                       (490,993)    (448,731)
        Premises and equipment, principally due
          to differences in depreciation            (51,577)     (24,092)
        Unrealized gain on securities available-
          for-sale                                 (926,603)    (998,889)
        Other, net                                   (2,725)      (2,996)
                                                -----------   ----------
          Gross deferred tax liabilities         (1,471,898)  (1,474,708)
                                                -----------   ----------
          Net deferred tax liability            $(1,084,264)  (1,119,505)
                                                ===========   ==========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods in which the deferred tax assets are deductible, at December 31, 2001 and 2000, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

      Retained earnings at December 31, 2001 includes approximately $3,320,000 for which no provision for Federal income tax has been made. This amount represents the base year tax bad debt reserve at December 31, 1986. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this amount will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this Federal bad debt reserve into taxable income.

(11)  Stock Repurchases

      The Company has authorized plans to repurchase some of its outstanding shares in the open market. During the years ended December 31, 2001 and 2000, the Company repurchased 54,500 and 439,127 shares, respectively, under the plans.

                                        33
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(12)  Employee Benefit Plans

      Retirement Plan. The Company has a noncontributory multi-employer trustee defined benefit pension plan. Actuarially determined pension costs are funded as required by the trustee. Information related to the Company's portion of the actuarial present value of benefits is not available. Consulting actuaries to the plan have indicated the plan reached the ERISA full funding limitation during 2001 and 2000. There were no contributions to the plan in 2001 or 2000.

      Savings Plan. During January 1999, the Company adopted a 401(k) savings plan. The Company allows eligible employees to contribute up to 15% of their monthly wages. The Company matches an amount equal to 50% of the employee's contribution, up to 6% of total wages. Participants are at all times fully vested in their contributions and vest after five years in the Company's contributions. The Company's contributions were approximately $28,600 and $19,000 during the years ended December 31, 2001 and 2000, respectively.

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

      Compensation expense is recorded in an amount equal to the fair value of shares held by the ESOP which are deemed committed to be released. Shares are committed to be released on a straight-line basis over 15 years, which is the basis for the annual allocation of ESOP shares to participants. For the years ended December 31, 2001 and 2000, ESOP principal and interest payments of approximately $241,000 and $286,000, respectively, were funded by Empire and Dime contributions of approximately $149,071 and $198,000, respectively, to the ESOP. The remainder of the ESOP payments were funded by dividends on ESOP shares. During each of the years ended December 31, 2001 and 2000, 13,824 and 13,824 shares, respectively, were committed to be released to participant accounts and 0 and 1,518 allocated shares were distributed from the ESOP during the year ended December 31, 2001 and 2000, respectively. The fair value of the remaining 47,843 shares to be released in future years was approximately $705,684 at December 31, 2001. Compensation expense relating to the ESOP shares was $172,458 and $149,979 for the years ended December 31, 2001 and 2000, respectively.

                                        34
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      Employment Contracts. In January 1999, the Company entered into a three-year employment agreement with the Company's president and chief executive officer. In October 1999, the Company entered into three-year employment agreements with two senior officers, effective January 1, 2000. In December 2000, the October 1999 agreements were extended for an additional year. These agreements provide severance up to three times average annual compensation following a change in control of the Company.

      Stock Option Plan. Effective July 1997, the Company's stockholders approved the Stock Option Plan. The terms of the Stock Option Plan provide for the granting of options to acquire up to 259,210 shares of common stock to employees, officers and directors of the Company. The option price at which the Company's common stock may be purchased upon exercise of options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. The term of the options may not exceed five years from the date the options are granted. The options will vest over a five year period following the date of the grant of the options. At December 31, 2001 and 2000, 24,582 shares were available for grant under the Stock Option Plan.

      Changes in shares issuable under options granted for the years ended December 31, 2001 and 2000 are summarized as follows:

                         Options outstanding         Options exercisable
                       ------------------------   -------------------------
                         Shares     Weighted       Shares       Weighted
                                    average                     average
                                 exercise price              exercise price
                       --------  --------------   --------   --------------
Balance at December
  31, 1999              238,128     $16.045         83,570       $16.625
Canceled                 (3,500)     16.625             --            --
Became exercisable           --          --         36,557        15.869
                       --------                   --------
Balance at December
  31, 2000              234,628      16.036        120,127        16.395
Became exercisable           --          --         36,557        15.869
                       --------                   --------
Balance at December
  31, 2001              234,628     $16.036        156,684       $16.272
                       ========                   ========

      The stock options outstanding at December 31, 2001 consist of the following:

  Number of      Weighted Average       Weighted Average        Options
   Shares         Exercise Price         Remaining Life       Exercisable
  -------         --------------         --------------       -----------

  206,984            $16.625               6.00 years           145,626
   27,644             11.625               7.67 years            11,058
 --------                                                      --------
  234,628             16.036                                    156,684
 ========                                                      ========

                                        35
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      Based on the terms of options granted and using the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options, the Company's net income and net income per share for the years ended December 31, 2001 and 2000 would have been as follows:

                                                  2001        2000
                                             -----------   ----------

      Net income:         As reported        $ 1,141,090    1,217,066
                          Pro forma              907,427      970,370
                                             ===========   ==========
      Basic earnings
       per share:         As reported        $     .84         .79
                          Pro forma                .67         .63
                                             ===========   ==========
      Diluted earnings
       per share:         As reported        $     .84         .79
                          Pro forma                .66         .63
                                             ===========   ==========

      Management Recognition and Development Plan (MRDP). During July 1997, the Company's stockholders approved the MRDP. The terms of the MRDP provide for the award of up to 103,684 of common shares to employees, officers and directors of the Company. The shares granted will vest over a five year period following the date of grant. During the year ending December 31, 2001, the Company granted 2,592 shares, under this plan. No grants were made during the year ending December 31, 2000. Total shares granted under the plan were 88,041 and 85,449 at December 31, 2001 and 2000, respectively. 71,164 and 58,761 shares were vested as of December 31, 2001 and 2000, respectively. Compensation expense, determined by the market value of the shares at the date of grant, of $196,304 and $190,548 was recognized during the years ended December 31, 2001 and 2000, respectively, for shares that vested.

(13)  Earnings Per Share

      The following table sets forth the compilation of basic and diluted earnings per share for the years ended December 31:

                                                        2001         2000
                                                    ----------    ---------
      Average outstanding shares during the year
       on which basic earnings per share is
       calculated                                    1,360,764    1,535,637
      Add:   Incremental shares under stock
               option plans                              4,568          815
             Incremental shares related to MRDP          1,057          170
                                                    ----------    ---------
      Average outstanding shares on which diluted
       earnings per share is calculated              1,366,389    1,536,622
                                                    ==========    =========
      Net income applicable to common stockholders  $1,141,090    1,217,066
                                                    ==========    =========
      Basic earnings per share                      $    .84          .79
                                                    ==========    =========
      Diluted earnings per share                    $    .84          .79
                                                    ==========    =========
                                        36
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      For the years ending December 31, 2001 and 2000, stock options to purchase 206,984 shares were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

(14)  Regulatory Capital

      Empire is required to meet three capital requirements: a tangible capital requirement equal to not less than 1.5% of tangible assets (as defined in the regulations); a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors, equal to not less than 3.0% of tangible assets; and a risk-based capital requirement equal to at least 8.0% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. Empire's total risk-weighted assets at December 31, 2001 and 2000 were $83,678,000 and $68,986,000, respectively.

      Empire's compliance with capital requirements at December 31, 2001 and 2000 follows (dollars in thousands):

                                          Minimum to be       Minimum to be
                                           adequately       well capitalized
                                        capitalized under     under prompt
                                        prompt corrective   corrective actions
                            Actual      actions provision       provision
                        --------------  -----------------   -----------------
                        Amount   Ratio    Amount   Ratio     Amount   Ratio
                        ------   -----    ------   -----     ------   -----


As of December
 31, 2001:
  Total capital        $28,334   33.86    $6,694    8.00%   $ 8,368   10.00%
  Tier 1 capital        26,768   31.99        --      --      5,021    6.00
  Tier 1 leverage       26,768   15.55     6,886    4.00      8,608    5.00
  Tangible capital      26,768   15.55        --      --      2,582    1.50
                       =======   =====    ======   =====    =======   =====
As of December
 31, 2000:
  Total capital        $27,891   40.43%   $5,519    8.00%    $6,899   10.00%
  Tier 1 capital        26,353   38.20        --      --      4,139    6.00
  Tier 1 leverage       26,353   21.61     4,878    4.00      6,098    5.00
  Tangible capital      26,353   21.61     1,829    1.50         --      --
                       =======   =====    ======   =====    =======   =====

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

                                        37
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      Consolidated stockholders' equity differs from Empire's tangible, core, and risk-based capital at December 31 as a result of the following (dollars rounded to nearest thousands):

                                                      2001         2000
                                                  -----------   ----------

      Consolidated stockholders' equity           $28,873,000   28,915,000
      Holding Company assets                         (176,000)    (558,000)
                                                  -----------   ----------
           Empire capital                          28,697,000   28,357,000
      Non-includable assets of Dime                  (480,000)    (442,000)
      Unrealized gains on certain available-
        for-sale securities                        (1,449,000)  (1,562,000)
                                                  -----------   ----------
      Tangible and core capital                    26,768,000   26,353,000
      Unrealized gains on certain available-
        for-sale securities                           997,000    1,225,000
      Allowance for loan losses                       591,000      336,000
      Assets required to be deducted                  (22,000)     (23,000)
                                                  -----------   ----------
      Risk-based capital                          $28,334,000   27,891,000
                                                  ===========   ==========

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

(15)  Financial Instruments With Off-Balance-Sheet Risk

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate, liquidity and market risk in excess of the amounts recognized in the consolidated balance sheet.

                                        38
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Most commitments extend for no more than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Generally, these commitments are collateralized.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      At December 31, 2001 standby letters of credit in the amount of approximately $25,000 were outstanding. Commitments to extend additional credit to existing and new borrowers amounted to approximately $3,542,000 at fixed rates and $6,952,000 at variable rates. Loans in process at December 31, 2001 were approximately $2,511,000.

      Substantially, all loans held-for-sale at December 31, 2001 and 2000 were committed to be sold.

(16)  Financial Instruments With Concentration of Credit Risk

      Substantially all of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area, consisting of three counties in south central Montana. Generally, such customers are depositors of the Company.
      These loans and commitments are generally less than 10% of the Company's stockholders' equity for any one borrower. At December 31, 2001, no borrowers had outstanding loans or loan commitments exceeding 10% of the Company's stockholders' equity.

      At December 31, 2001, approximately $1,948,295 of the Company's loans receivable are secured by real property located outside of the Company's trade area. Of this amount, loans totaling $680,054 are secured by properties located in southern California.

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

                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

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

      Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred tax assets and premises and equipment. In addition, the tax effect of the difference between the fair value and carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates presented herein.

                                        40
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

      The approximate book value and fair value of the Company's financial instruments as of December 31, are as follows:

                                      2001                    2000
                          -------------------------    ----------------------
                              Carrying      Fair       Carrying      Fair
                               Value        Value        Value       Value
                          ------------   ----------    ---------  -----------

Financial Assets:
 Cash and due from banks  $  4,186,000    4,186,000    2,483,000    2,483,000
 Interest-bearing deposits  42,350,000   42,350,000      165,000      165,000
 Investment and mortgage-
   backed securities
   available-for-sale       35,945,000   35,945,000   29,374,000   29,374,000
 Mortgage-backed securities
   held-to-maturity                 --           --    5,024,000    5,068,000
 Loans receivable, net      81,152,000   83,683,000   80,363,000   81,379,000
 Loans held for sale         4,089,000    4,089,000    1,497,000    1,497,000
 Stock in FHLB of Seattle    1,671,000    1,671,000    1,561,000    1,561,000
 Accrued interest receivable   629,000      629,000      528,000      528,000

Financial Liabilities:
 Deposits                  126,940,000  128,593,000   77,667,000   77,737,000
 FHLB and CMA advances
  and note payable          17,464,000   17,977,000   16,731,000   16,760,000
 Accrued interest payable      186,000      186,000      162,000      162,000


                                        41
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(18)  Holding Company Information (Condensed)

      The summarized financial information for Empire Federal Bancorp, Inc. is presented below.

      Condensed Balance Sheets:

                                                        December 31,
                                                --------------------------
                                                  2001             2000
                                                -----------    -----------
                     Assets

      Cash                                      $   151,513        164,059
      Loan to Empire                                     --        400,000
      Investment in Empire                       28,696,605     28,357,318
      Other assets                                   25,000             --
                                                -----------     ----------
                                                $28,873,118     28,921,377
                                                ===========     ==========

         Liabilities and Stockholders' Equity

      Liabilities:
        Income taxes payable                    $        --          6,156
      Stockholders' equity:
      Common stock                                   25,921         25,921
      Additional paid-in capital                 25,322,946     25,278,214
      Unearned ESOP and MRDP compensation        (1,626,790)    (1,928,091)
      MRDP shares acquired                         (258,864)      (302,011)
      Retained earnings                          18,852,536     18,351,208
      Treasury stock                            (14,891,933)   (14,072,383)
      Accumulated other comprehensive income      1,449,302      1,562,363
                                                -----------     ----------
          Total stockholders' equity             28,873,118     28,915,221
                                                -----------     ----------
                                                $28,873,118     28,921,377
                                                ===========     ==========

                                        42
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

Condensed Statements of Income:

                                               Years Ended December 31,
                                           -----------------------------
                                                2001             2000
                                           ------------     ------------
Revenues:
 Cash dividends from subsidiary            $    930,000        4,000,000
 Interest income - loan to Empire                 1,874           98,246
 Interest income - loan to ESOP                 139,737          148,084
                                           ------------     ------------
   Total revenues                             1,071,611        4,246,330
Expenses:
 Compensation expense - ESOP shares            (172,458)        (149,979)
 Compensation expense - MRDP shares            (196,304)        (190,548)
 Operating expenses                            (115,807)        (181,568)
                                           ------------     ------------
   Total expenses                              (484,569)        (522,095)
   Earnings before equity in undistributed
     earnings of subsidiary and income taxes    587,042        3,724,235
Income tax benefit                              101,700           98,094
                                           ------------     ------------
   Income before equity in undistributed
     earnings of subsidiary                     688,742        3,822,329
Equity in undistributed earnings
 of subsidiary                                  452,348       (2,605,263)
                                           ------------     ------------
   Net income                              $  1,141,090        1,217,066
                                           ============     ============

Condensed Statements of Cash Flows:

Cash flows from operating activities:
 Net income                                $  1,141,090        1,217,066
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Dividends in excess of earnings
      (undistributed earnings)
      of subsidiary                            (452,348)       2,605,263
   Increase in other assets                     (25,000)              --
   Decrease in income taxes                      (6,156)          21,164
   ESOP compensation                            172,458          149,979
   MRDP compensation                            196,304          190,548
                                           ------------     ------------
        Net cash provided by operating
          activities                          1,026,348        4,184,020
                                           ------------     ------------
Cash flows from investing activities -
  principal payments from loan to Empire        400,000        2,200,000
                                           ------------     ------------
  Cash flows from financing activities:
  Cash dividends paid                          (619,344)        (694,138)
  Purchase of treasury stock                   (819,550)      (5,632,921)
                                           ------------     ------------
        Net cash used in financing
          activities                         (1,438,894)      (6,327,059)
                                           ------------     ------------
Net increase (decrease) in cash                 (12,546)          56,961
Cash at beginning of year                       164,059          107,098
                                           ------------     ------------
Cash at end of year                        $    151,513          164,059
                                           ============     ============

                                        43
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

(19)  Operating Segment Information

      SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise," requires that a business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

      The following is a summary of selected operating segment information for the years ended December 31, 2001 and 2000:

                                  Empire      Dime      Other     Consolidated
                             ------------ ---------- ----------   ------------
              2001:
      Net interest income    $  4,311,462     11,769    111,993      4,435,224
      Non-interest income       1,397,981    595,142   (204,335)     1,788,788
                             ------------ ---------- ----------   ------------
         Total income           5,709,443    606,911    (92,342)     6,224,012

      Provision for loan
       losses                     255,008         --         --        255,008
      Other noninterest
       expense                  3,105,114    560,080    288,073      3,953,267
                             ------------ ---------- ----------   ------------
        Income before income
         taxes                  2,349,321     46,831   (380,415)     2,015,737
      Income taxes                966,973      9,374   (101,700)       874,647
                             ------------ ---------- ----------   ------------
        Net income           $  1,382,348     37,457   (278,715)     1,141,090
                             ============ ========== ==========   ============

         Total assets        $175,014,932    527,323   (630,182)   174,912,073
      Loans, net               85,240,612         --         --     85,240,612
      Deposits                127,266,930         --   (326,915)   126,940,015
      Stockholders' equity     28,696,605    479,781   (303,267)    28,873,118
                             ============ ========== ==========   ============

                                        44
                                                                  (Continued)

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                        December 31, 2001 and 2000

                                  Empire      Dime      Other     Consolidated
                             ------------ ---------- ----------   ------------
                2000:
      Net interest income    $  4,422,228     14,422    195,711      4,632,361
      Non-interest income         804,146    569,650   (298,559)     1,075,237
                             ------------ ---------- ----------   ------------
             Total income       5,226,374    584,072   (102,848)     5,707,598
      Provision for loan
       losses                     110,000         --         --        110,000
      Other noninterest
       expense                  2,849,711    578,910    177,383      3,606,004
                             ------------ ---------- ----------   ------------
        Income before income
         taxes                  2,266,663      5,162   (280,231)     1,991,594
      Income taxes                871,925        697    (98,094)       774,528
                             ------------ ---------- ----------   ------------
        Net income           $  1,394,738      4,465   (182,137)     1,217,066
                             ============ ========== ==========   ============

              Total assets   $125,166,471    510,649   (609,855)   125,067,265
      Loans, net               81,859,981         --         --     81,859,981
      Deposits                 77,998,233         --   (331,589)    77,666,644
      Stockholders' equity     28,357,318    442,324    115,579     28,915,221
                             ============ ========== ==========   ============

(20)  Subsequent Event

      On March 5, 2002, the Company entered into an agreement and plan of merger to acquire all of the issued and outstanding common stock of Montana First National Bancorporation in Kalispell, Montana. The acquisition, which is subject to regulatory approval, is expected to close during the second quarter of 2002. The transaction will be accounted for as a purchase and the cash purchase price of $4,037,500, subject to certain adjustments, will be allocated to the assets acquired and liabilities assumed based on their fair values upon the closing of the transaction.

                                        45
                                                                  (Continued)

                         COMMON STOCK INFORMATION

     The common stock of the Corporation is traded in the over-the counter market as reported on the Nasdaq National Market under the symbol "EFBC." As of March 8, 2002, there were approximately 328 stockholders of record. The Corporation estimates that, as of January 30, 2002, there were approximately 608 beneficial owners holding stock in nominee or "street" name.

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

     The stock prices shown below reflect the high and low prices by quarter from January 1, 2000 through the quarter ended December 31, 2001.

                                       Market Price            Cash
                                      --------------      Dividends Paid
                                      High       Low         Per Share
                                      ----       ---         ---------

January 1, 2000 - March 31, 2000.... $11.88    $11.00          $0.11
April 1, 2000 - June 30, 2000.......  12.00     10.38           0.11
July 1, 2000 - September 30, 2000...  14.19     11.81           0.11
October 1, 2000 - December 31, 2000.  13.00     11.63           0.11
January 1, 2001 - March 31, 2001....  13.98     12.00           0.115
April 1, 2001 - June 30, 2001.......  14.50     13.19           0.115
July 1, 2001 - September 30, 2001...  15.49     13.85           0.115
October 1, 2001 - December 31, 2001.  15.05     14.00           0.115

                           DIRECTORS AND OFFICERS
                                     OF
                EMPIRE FEDERAL BANCORP, INC. AND EMPIRE BANK



Directors:

William H. Ruegamer                       Edwin H. Doig
 President and Chief Executive Officer     Chairman of the Board of
 of the Corporation and the Bank           the Corporation and a
                                           retired Registered Pharmacist
                                           former owner and manager of
Beverly D. Harris                          Livingston Drug
 President of Dime Service Corporation
 the Bank's wholly-owned subsidiary      *Sanroe J. Kaisler Jr.
                                           Retired insurance broker and former
                                           partner and majority stockholder of
*Walter J. Peterson Jr.                    Waite & Company, an insurance
 Vice President of Dime Service            company
 Corporation
                                          Walter R. Sales
Kenneth P. Cochran                         Retired rancher and former Montana
 Senior Vice President and President of    Legislator
 the Billings Branch office.

*John R. Boe                              Burton "Tony" Wastcoat
 Retired teacher and vice principal of     Owner/ Broker
 local junior high school in Big Timber.   Coldwell Banker - RCI Realty

*Mr. Boe retired as a director November 13, 2001.
*Mr. Peterson and Mr. Kaisler retired as directors December 31, 2001.

Officers:

William H. Ruegamer                       Linda M. Alkire
 President and Chief Executive Officer     Chief Financial Officer and
 of the Corporation and the Bank           Treasurer of the Corporation and
                                           the Bank

Ann Worthington
 Secretary of the Corporation
 and the Bank

                           CORPORATE INFORMATION

Corporate Headquarters                       Transfer Agent

123 South Main Street                        Registrar and Transfer Co.
Livingston, Montana                          Cranford, New Jersey

Independent Auditors                         Common Stock

KPMG LLP                                     Traded Over-the-Counter/
Billings, Montana                            National Market System
                                             Nasdaq Symbol: EFBC
General Counsel
                                             10-KSB Information
Huppert and Swindlehurst, P.C.
Livingston, Montana                          A copy of the Form 10-KSB will be
                                             furnished without charge to
                                             stockholders of record upon
                                             written request to the Secretary,
Special Securities Counsel                   Empire Federal Bancorp, Inc., 123
                                             South Main Street, Livingston,
Breyer & Associates PC                       Montana 59047.
McLean, Virginia

                          ---------------------------

Annual Meeting

     The Annual Meeting of Stockholders will be held on Tuesday, May 21, 2002 at 12:30 p.m., Mountain Daylight Time, at the Corporation's main office located at 123 South Main Street, Livingston, Montana.

                           Exhibit 21

                 Subsidiaries of the Registrant

Parent
------

Empire Federal Bancorp, Inc.

                                 Percentage           Jurisdiction or
Subsidiaries(a)                 of Ownership       State of Incorporation
---------------                 ------------       ----------------------

Empire Bank                        100%                United States

The Dime Service Corporation (b)   100%                Montana

-------------
(a) The operation of the Corporation's wholly-owned subsidiaries are included in the Corporation's Financial Statements contained in Item 7 of this Report.
(b)  The Dime Service Corporation is the wholly-owned subsidiary of Empire
     Bank.

                           Exhibit 23

                 Consent of Independent Auditors

                                [KPMG Letterhead]

                           Independent Auditors' Consent
                           -----------------------------

The Board of Directors and Stockholders
Empire Federal Bancorp, Inc.

We consent to incorporation by reference in the registration statement (No. 333-48511) on Form S-8 of Empire Federal Bancorp, Inc., of our report dated February 22, 2002, except as to note 20 which is as of March 5, 2002, relating to the consolidated balance sheets of Empire Federal Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended, which report appears in the December 31, 2001 annual report on Form 10-KSB of Empire Federal Bancorp, Inc.

/s/KPMG LLP

Billings, Montana
March 25, 2002