Form 10QSB
period 2002-03-31
EMPIRE FEDERAL BANCORP INC
filed 2002-05-14
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT

               For the transition period from          to
                                              ---------   --------


                          Commission File No. 0-28934


                          Empire Federal Bancorp, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                    Delaware                     81-0512374
 ---------------------------------------------------------------------
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    incorporation or organization)


                123 South Main Street, Livingston, Montana  59047
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

           Class:   Common Stock, par value $.01 per share
                    Outstanding at April 30, 2002: 1,507,643

Transitional Small Business Disclosure Format (check one):   YES     NO   X
                                                                -----  ------

                         EMPIRE FEDERAL BANCORP, INC.

                           INDEX TO FORM 10-QSB


                                                                       Page
                                                                       ----
PART I    FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

            Consolidated Balance Sheets at March 31, 2002 and
            December 31, 2001 (unaudited)............................   1

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 2002 and 2001 (unaudited).........   2

            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2002 and 2001 (unaudited).........   3

            Notes to Unaudited Interim Consolidated Financial
            Statements...............................................   4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   8


PART II     OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings........................................   13

Item 2.     Changes in Securities....................................   13

Item 3.     Defaults upon Senior Securities..........................   13

Item 4.     Submission of Matters to a Vote of Security Holders......   13

Item 5.     Other Information........................................   13

Item 6.     Exhibits and Reports on Form 8-K.........................   13


SIGNATURES...........................................................   14

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Part I, Item 1 - Financial Statements
-------------------------------------

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    March 31, 2002 and December 31, 2001
                                (unaudited)
                                               March 31,         December 31,
           Assets                                2002                2001
           ------                          --------------     --------------

Cash and due from banks                    $    3,565,577     $    4,185,664
Interest-bearing deposits                      58,265,596         42,350,439
                                           --------------     --------------
   Cash and cash equivalents                   61,831,173         46,536,103

Investment and mortgage-backed securities
 available-for-sale                            54,131,631         35,945,324
Loans receivable, net                          75,026,890         81,151,598
Loans held for sale                             3,769,971          4,089,014
Stock in Federal Home Loan Bank of
 Seattle, at cost                               1,695,300          1,670,600
Accrued interest receivable                       809,820            629,245
Premises and equipment, net                     5,034,582          4,596,212
Prepaid expenses and other assets                 448,564            293,977
                                           --------------     --------------
      Total assets                         $  202,747,931     $  174,912,073
                                           ==============     ==============

           Liabilities and Stockholders' Equity
           ------------------------------------

Liabilities:
   Demand deposits                              3,753,080          3,498,227
   NOW accounts                                17,334,013         12,211,546
   Money market                                35,420,947         21,351,363
   Regular savings                             12,154,516         11,124,193
   Certificates of deposit                     91,000,184         78,754,686
                                           --------------     --------------
      Total deposits                          159,662,740        126,940,015
   Advances from Federal Home Loan Bank
    and other borrowed funds                   13,000,000         17,000,000
   Note payable                                         -            464,306
   Advances from borrowers for taxes and
    insurance                                     320,186            245,522
   Accrued expenses and other liabilities       1,548,109          1,389,112
                                           --------------     --------------
      Total liabilities                       174,531,035        146,038,955

Stockholders' equity:
   Preferred stock, par value $.01 per
    share, 250,000 shares authorized, none
    issued and outstanding                              -                  -
   Common stock, par value $.01 per share,
    4,000,000 shares authorized, 2,592,100
    issued                                         25,921             25,921
   Additional paid-in capital                  25,335,427         25,322,946
   Unearned ESOP and MRDP compensation         (1,540,498)        (1,626,790)
   MRDP shares acquired                          (258,864)          (258,864)
   Retained earnings, substantially
    restricted                                 18,325,581         18,852,536
   Accumulated other comprehensive income,
    net                                         1,221,262          1,449,302
   Treasury shares acquired, at cost,
    1,084,457 shares at March 31, 2002 and
    December 31, 2001                         (14,891,933)       (14,891,933)
                                           --------------     --------------
      Total stockholders' equity               28,216,896         28,873,118
                                           --------------     --------------

      Total liabilities and stockholders'
       equity                              $  202,747,931     $  174,912,073
                                           ==============     ==============

See accompanying notes to unaudited interim consolidated financial statements.

                    EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations
                     Three Months Ended March 31, 2002 and 2001
                                   (unaudited)

                                                    Three Months Ended
                                                         March 31
                                            --------------------------------
                                                 2002                2001
                                            -----------          -----------
Interest income:
  Loans receivable                          $ 1,559,987          $ 1,806,291
  Mortgage-backed securities                    374,396              523,460
  Investment securities                         127,199                7,523
  Other                                         223,927               28,017
                                            -----------          -----------
    Total interest income                   $ 2,285,509          $ 2,365,291
                                            -----------          -----------

Interest expense:
  Deposits                                    1,389,798              878,267
  FHLB advances and other borrowings            184,596              276,507
                                            -----------          -----------
Total interest expense                        1,574,394            1,154,774
                                            -----------          -----------

  Net interest income                           711,115            1,210,517

Provision for loan losses                       655,000               25,002
                                            -----------          -----------

  Net interest income after provision
   for loan losses                               56,115            1,185,515

Non-interest income:
  Insurance commission income                   115,245              129,673
  Customer service charges                       64,341               68,083
  Gain on sale of investments, net              125,789                    -
  Gain on sale of loans                          94,949               82,262
  Other                                           2,499                9,843
                                            -----------          -----------

    Total non-interest income                   402,823              289,861

Non-interest expense:
  Compensation and benefits                     568,179              612,271
  Occupancy and equipment                       167,629              162,252
  Deposit insurance premiums                     17,520               24,667
  Other                                         296,263              252,462
                                            -----------          -----------

Total non-interest expense                    1,049,591            1,051,652
                                            -----------          -----------

    Income (loss) before income taxes          (590,653)             423,724

Income taxes (benefit)                         (219,590)             166,894
                                            -----------          -----------

    Net income (loss)                       $  (371,063)         $   256,830
                                            ===========          ===========

Basic earnings (loss) per share             $     (0.28)         $      0.19
                                            ===========          ===========

Diluted earnings (loss) per share           $     (0.28)         $      0.19
                                            ===========          ===========

Dividends declared per share                $     0.115          $     0.115
                                            ===========          ===========


See accompanying notes to unaudited interim consolidated financial statements.

                     EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2002 and 2001
                                    (unaudited)

                                                    Three Months Ended
                                                         March 31
                                            --------------------------------
                                                 2002                2001
                                            -----------          -----------
Cash flows from operating activities:
  Net income (loss)                       $   (371,063)         $   256,830
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Provision for loan losses                 655,000               25,002
     Depreciation                               88,580               83,539
     ESOP shares committed to be released       49,566               44,845
     MRDP shares vested                         49,207               48,683
     Gain on sale of investments and
      mortgage-backed securities available
      for sale                                (125,789)                   -
     Gain on sale of loans                     (94,949)             (82,262)
     Amortization of premium & discounts
      on mortgage-backed securities and
      investment securities                     64,902                8,838
     Stock dividends reinvested in Federal
      Home Loan Bank                           (24,700)             (25,000)
     Proceeds from sales of loans            8,363,101            5,023,067
     Origination of loans held for sale     (7,949,109)          (4,940,805)
     Increase in accrued interest
      receivable                              (209,544)             (51,714)
     Increase in prepaid expenses
      and other assets                        (154,587)             (26,266)
     Increase in accrued expenses and
      other liabilities                        304,792               68,419
                                          ------------          -----------

        Net cash provided by operating
         activities                            645,407              433,176
                                          ------------          -----------

Cash flows from investing activities:
  Net change in loans receivable             5,498,677           (4,977,321)
  Proceeds from matured or called
   investment securities available
   for sale                                  2,000,000                    -
  Proceeds from sale of securities
   available-for-sale                        1,115,971                    -
  Principal payments on mortgage-backed
   securities available-for-sale             3,181,980            1,530,566
  Purchases of mortgage-backed securities
   available-for-sale                       (3,248,493)                   -
  Purchases of investment securities
   available-for-sale                      (21,548,714)                   -
  Purchases of premises and equipment         (526,950)             (36,408)
                                          ------------          -----------
        Net cash used in investing
         activities                        (13,527,529)          (3,483,163)
                                          ------------          -----------

Cash flows from financing activities:
  Net change in deposits                    32,722,725             (902,600)
  Repayment of note payable                   (464,306)             (16,091)
  Net change in advances from borrowers
   for taxes and insurance                      74,664              123,649
  Dividends paid                              (155,891)            (160,570)
  Proceeds from advances from FHLB                   -            3,800,000
  Repayment of advances from FHLB           (4,000,000)                   -
                                          ------------          -----------
        Net cash provided by financing
         activities                         28,177,192            2,844,388
                                          ------------          -----------

Net increase (decrease) in cash and
 cash equivalents                           15,295,070             (205,599)


Cash and cash equivalents, beginning
 of period                                  46,536,103            2,647,700
                                          ------------          -----------

Cash and cash equivalents, end of
 period                                   $ 61,831,173          $ 2,442,101
                                          ============          ===========

Cash paid during the period for:
  Interest                                $  1,495,630          $ 1,221,943
  Income taxes                                  10,000               29,000
                                          ============          ===========

See accompanying notes to unaudited interim consolidated financial statements.

                    EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

            Notes to Unaudited Interim Consolidated Financial Statements
                                   March 31, 2002

Note 1    Basis of Presentation
          ---------------------

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. They should be read in conjunction with the audited consolidated financial statements filed as part of the Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

          In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for fair presentations have been included. The results of operations for the three months ended March 31, 2002, and 2001 are not necessarily indicative of the results, which may be expected for an entire year or any other period.

Note 2    Comprehensive Income
          --------------------

          The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income(loss) for the noted periods:

                                   Three Months Ended March 31
                                  -----------------------------
                                  2002                     2001
                                  ----                     ----

                               ($  599,103)           $  342,035
                                ==========            ==========

Note 3    Earnings Per Share
          ------------------

          Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares, which are unallocated and not yet committed to be released (unallocated), and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At March 31, 2002, included in the weighted average calculations were 61,667 allocated shares, 2,304 committed to be released ESOP shares and 73,238 vested MRDP shares.

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

          Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At March 31, 2002 and 2001, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                               For the three months ended March 31
                   -----------------------------------------------------------
                               2002                           2001
                   ------------------------------  ---------------------------
                                        Per-Share                    Per-Share
                   Net Loss    Shares    Amount   Net Income  Shares   Amount
                   --------    ------    ------   ----------  ------  --------
Basic EPS
Net income (loss)
 available to
 common
 stockholders      $(371,063)  1,341,254  $(0.28)  $256,830  1,369,507  $0.19
                   =========              ======   ========             =====


Effect of Dilutive
 Securities
  Stock Options -
  granted                          5,234                         2,887

 Unvested MRDP
  shares                             990                           762
                               ---------                     ---------

Diluted  EPS
 Income (loss)
  available to
  common
  stockholders
  plus assumed
  conversion       $(371,063)  1,347,478 $(0.28)   $256,830  1,373,156  $0.19
                   =========   ========= ======    ========  =========  =====

Note 4    Cash Dividend Declared
          ----------------------

          On January 22, 2002, the Board of Directors declared a quarterly cash dividend of $.115 per common share to stockholders of record on February 14, 2002 payable on February 28, 2002.

Note 5    Capital Compliance
          ------------------

          The following table presents Empire's compliance with its regulatory capital requirements of March 31, 2002 (dollars in thousands):

                                                                    Percentage
                                                        Amount      of Assets
                                                    ----------      ---------
              GAAP capital(1)                       $  27,987         13.81%
                                                    =========         =====

              Tangible capital                      $  26,305         13.13%
              Tangible capital requirement              3,006          1.50%
                                                    ---------         -----

                   Excess                           $  23,299         11.63%
                                                    =========         =====

              Core capital                          $  26,305         13.13%

              Core capital requirement                  8,016          4.00%
                                                    ---------         -----

                   Excess                           $  18,289          9.13%
                                                    =========         =====

              Total risk-based capital(2)           $  28,304         31.89%
              Total risk-based capital
               requirement(2)                           7,100          8.00%
                                                    ---------         -----

                   Excess                           $  21,204         23.89%
                                                    =========         =====

                  EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


                    (1) Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $1,221,262 and $460,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
                    (2)    Based on risk-weighted assets of $88,851.


Note 6    Operating Segment Information
          -----------------------------

          The Company evaluates segment performance internally based on its two primary lines of business, commercial banking and insurance, and thus the operating segments are so defined. The operating segment defined as "other" includes the Holding Company and elimination of transactions between segments.

          The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

Note 7    Critical Accounting Policies
          ----------------------------

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

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2002 and 2001.

2002:                       Empire      Dime         Other        Consolidated
                            ------      ----         -----        -----------
 Net interest income  $    684,512       1,887        24,716          711,115
 Non-interest income       293,272     115,295        (5,744)         402,823
                      ------------     -------      --------      -----------
    Total income           977,784     117,182        18,972        1,113,938


 Provision for loan
  losses                   655,000           -             -          655,000
 Other non-interest
  expense                  813,235     136,149       100,207        1,049,591
                      ------------     -------      --------      -----------

    Income (loss)
     before income
     taxes                (490,451)    (18,967)      (81,235)        (590,653)
Income taxes
 (benefit)                (188,600)          -       (30,990)        (219,590)
                      ------------     -------      --------      -----------

    Net income (loss) $   (301,851)    (18,967)      (50,245)        (371,063)
                      ============     =======      ========      ===========

Assets                 202,854,073     486,280      (592,422)     202,747,931
Net loans               78,796,862           -             -       78,796,862
Deposits               160,024,530           -      (361,790)     159,662,740
Stockholders' equity    27,986,714     460,814      (230,632)      28,216,896
                      ============     =======      ========      ===========

2001:

 Net interest income  $  1,180,238       3,391        26,888        1,210,517
 Non-interest income       174,119     135,634       (19,892)         289,861
                      ------------    --------      --------      -----------
    Total income         1,354,357     139,025         6,996        1,500,378

 Provision for loan
  losses                    25,002           -             -           25,002
 Other non-interest
  expense                  821,632     144,148        85,872        1,051,652
                      ------------    --------      --------      -----------

    Income before
     income taxes          507,723      (5,123)      (78,876)         423,724
Income taxes               195,240           -       (28,346)         166,894
                      ------------    --------      --------      -----------

    Net income        $    312,483      (5,123)      (50,530)         256,830
                      ============    ========      ========      ===========

Assets                $128,570,590     461,841      (606,738)     128,425,693
Net loans               85,289,353           -             -       85,289,353
Deposits                77,347,723           -      (583,679)      76,764,044
Stockholders' equity    28,755,006     437,202        (1,993)      29,190,215
                      ============    ========      ========      ===========

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

Special Note Regarding Forward-Looking Statements

Certain matters in this quarterly report on Form 10-QSB constitute forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's business strategy. Specifically, the Company has changed its role as a traditional mortgage lender to that of a commercial bank by increasing its commercial and business lending during fiscal 2001. This reflects the Company's new growth-oriented expansion strategy, which is to pursue internal and external growth opportunities when management deems it appropriate. This new strategy may subject the Company to a greater degree of risk. Risks associated with his new business strategy include increased risk of losses on loans, provision for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Company will be successful in implementing this new business strategy or in managing growth.

These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the direction of future interest rates, the local real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, labor market competitiveness, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

Operating Strategy

The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. In the past, the Bank considered Gallatin, Park and Sweet Grass counties in south central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2001. In addition, the Bank opened a loan production office in Missoula, Montana during the third quarter of 2000, which was converted to a full service branch that opened during March 2002. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government agency mortgage-backed

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


securities secured by one-to-four family residential properties. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

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

The Bank's strategy is to operate as a conservative, well-capitalized, profitable institution dedicated to offering a full line of community banking services and to providing quality service to all customers. The Bank believes that it has successfully implemented its strategy by (i) maintaining strong capital levels, (ii) maintaining effective control over operating expenses to attempt to achieve profitability under differing interest rate scenarios,(iii) emphasizing local loan originations, and (iv) emphasizing high-quality customer service with a competitive fee structure.

As evidenced by the new branches in Billings and Missoula coupled with an increase in commercial and business loans, the Bank's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. Further, during 2001 and the first quarter of 2002, the Bank has undertaken an aggressive solicitation of deposits by paying higher than the usual interest rates in its markets. Retention of these new depositors will require an increased emphasis on personal service, more products and expanded locations. The reinvestment of these new deposits into loans and investments that will provide acceptable interest margins will be a critical element of this part of the growth strategy. This new strategy may subject the Company to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision to loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the investment of deposit growth. There can be no assurance that the Company will be successful in implementing this new business strategy or in managing growth.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


Financial Condition
Consolidated assets increased by approximately $27.8 million, or 15.9%, from $174.9 million at December 31, 2001 to $202.7 million at March 31, 2002.

Short term interest bearing deposits, primarily with the FHLB, increased from $42.4 million at December 31, 2001 to $58.3 million at March 31, 2002, an increase of $15.9 million, or 37.6%.

Investment and mortgage-backed securities available-for-sale increased $18.2 million, or 50.6%, from $35.9 million at December 31, 2001 to $54.1 million at March 31, 2002 as the result of purchases totaling $24.8 million offset by maturities, sales and payments of $6.2 million and a decrease in market value of $374,000.

Net loans decreased $6.4 million, or 7.6%, from $85.2 million at December 31, 2001 to $78.8 million at March 31, 2002.

Deposits increased $32.7 million or 25.8% from $126.9 million at December 31, 2001 to $159.7 million at March 31, 2002. This increase is the result of a program to attract depositors in all of the Bank's market. The majority of this increase in deposits was in one to two-year certificates and money market accounts. The increase in deposits has been invested primarily in short-term interest bearing deposits and investments as previously noted.

Premises and equipment increased by $438,000 from $4.6 million at December 31, 2001 to $5.0 million at March 31, 2002 primarily as the result of costs of $515,000 related to the construction of a new branch in Missoula.
Depreciation of $89,000 offset this increase.

Stockholders' equity decreased from $28.9 million at December 31, 2001, to $28.2 million at March 31, 2002. The change is the result of net loss of $371,000, the release of ESOP shares in the amount of $50,000 and a decrease of $228,000 (net of taxes) related to the market value of securities available-for-sale. In addition, 3,112 shares of MRDP vested and unearned MRDP compensation was reduced by $49,000. Stockholders' equity was also decreased by the payments of $156,000 in dividends. There were 1,084,457 shares held in treasury at March 31, 2002 with an average price of $13.73. Book value per share at March 31, 2002 was $18.72. Stockholders' equity as a percentage of total assets amounted to 13.9% at March 31, 2002.

Asset Quality
At March 31, 2002, the Bank had five nonaccrual loans amounting to $3.1 million. At March 31, 2002, the Bank had 26 loans delinquent over 30 days amounting to $2.1 million of which six loans amounting to $114,000 were delinquent over 90 days. The Bank had no real estate acquired through foreclosure.

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

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Income. Net income decreased by $628,000 from $257,000 for the three months ended March 31, 2001 to a loss of $371,000 for the three months ended March 31, 2002. The major cause of this decrease in net income is the result of an increase in the reserve for loan losses of $655,000 related to the deterioration of one multi-family construction loan. This loan was placed on non-accrual and all accrued interest was charged off as of March 31, 2002. Further the Bank experienced a significant growth in interest bearing deposits over the past several months including a $32.7 million increase during the three months ended March 31, 2002. Most of the deposit growth has been invested in short-term interest bearing deposits or investment securities.
The effect of this deposit activity on the Bank's net interest income, interest rate spread and other factors are discussed in the following narrative.

Net Interest Income. Net interest income decreased $499,000, or 41.3%, from $1.2 million for the three months ended March 31, 2001 to $711,000 for the same period in 2002. The interest rate spread decreased from 2.90% for the three months ended March 31, 2001 to 1.05% for the comparable period in 2002.

Interest Income. Total interest income decreased by $80,000, or 3.4% from $2.4 million for the three months ended March 31, 2001 to $2.3 million for the same period in 2002. The change reflects an increase in average interest earning assets of $57.1 million, or 47.6% from $119.9 million for the three months ended March 31, 2001 to $177.0 million for the same period in 2002.
The major component of this increase was from other interest earning assets, primarily short-term interest bearing deposits of $46.0 million. The significant growth in average interest earning assets is offset by a decline in the yield from 7.9% for the three month period ended March 31, 2001 to 5.2% for the comparable period in 2002.

Interest Expense. Total interest expense was $1.6 million for the three months ended March 31, 2002, as compared to $1.2 million for the same period in 2001. Interest on deposits increased by $512,000, or 58.2%, from $878,000 for the three months ended March 31, 2001 to $1.4 million for the comparable period in 2002. Interest on notes payable and other debt decreased $92,000, or 33.2% from the three months ended March 31, 2001 as compared for the same period in 2002.

Average deposits for the three months ended March 31, 2002 amounted to $138.3 million as compared to $73.8 million for the same period in 2001, an increase of $64.5 million or 87.4%. Included in the average deposits for the three months ended March 31, 2002 was $85.1 million in certificates of deposit as compared to $41.6 million for the comparable period in 2001, an increase of $43.5 million or 104.6%. Offsetting the increase in average deposits, the cost of deposits decreased from 4.8% of the three months ended March 31, 2001 to 4.0% for the same period in 2002. Outstanding certificates of deposits at March 31, 2002 amounted to $91.0 million as compared to $41.5 million at March 31, 2001, an increase of $49.5 million or 119.3%. This increase is the result of a strategic emphasis by management to attract new depositors and borrowers. Continued increases in cost of deposits are projected for the year ended December 31, 2002, based on the significant increase in deposits during the past four quarters.

Other interest expense of $185,000 for the three months ended March 31, 2002 includes $178,000 related to borrowings from the FHLB and $7,000 associated with other debt. Other interest expense for the comparable period in 2001 included $264,000 related to FHLB borrowings and $13,000 associated with other debt. During the three months ended March 31, 2002, the Bank

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

repaid all of the other debt amounting to $464,000. The weighted average interest rate on the FHLB advances was 4.95% and 5.34% at March 31, 2002 and 2001 respectively.

Provision for Loan Losses. The provision for loan losses was $655,000 for three months ended March 31, 2002 as compared to $25,000 for the same period in 2001. The significant increase is the result of deterioration in a multi-family construction loan. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were 1.52% at March 31, 2002, and .42% at March 31, 2001. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income. Non-interest income was $403,000 for the three months ended March 31, 2002, as compared to $290,000 for the same period in 2001. During the three months ended March 31, 2002, the Bank recorded $95,000 in gains on sale of loans as compared to $82,000 for the same period in 2001.

During the three months ended March 31, 2002, the Bank had $126,000 in gain on the sale of investments as compared to no sales of securities for the comparable period in 2001.

Insurance commissions received by Dime are one of the largest components of non-interest income. Insurance commissions of $115,000 and $130,000 were received for the three months ended March 31, 2002 and 2001, respectively.

Non-Interest Expense. Total non-interest expense amounted to $1.0 million for the three months ended March 31, 2002 as compared to $1.1 million for the same period in 2001. Included in this expense is $568,000 in compensation and benefits for the three months ended March 31, 2002 as compared to $612,000 for the same period in 2001, a decrease of $44,000, or 7.2%.

Income Taxes. Income taxes decreased $387,000 to $220,000 (benefit) for the three months ended March 31, 2002, compared to $167,000 for the same period in 2001 as a result of the loss before income taxes. The effective combined federal and state tax rate was 39.4% and 37.2% (benefit) for the three months ended March 31, 2001 and 2002, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and mark-to-market adjustments on ESOP shares committed to be released and MRDP shares awarded during the period.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

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

      21     Subsidiaries of the Registrant (3)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-1, as amended (File No. 333-12653).

(2) Incorporated by reference to the Company's Annual Meeting Proxy Statement dated March 16, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2001.

          (b) Report on Form 8-K      Two Form 8-K's were filed on January 23,
                                      2002 and March 12, 2002.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.



By  /s/ William H. Ruegamer                    May 14, 2002
    --------------------------------------     ------------
        William H. Ruegamer                        Date
        President & Chief Executive Officer
       (Principal Executive Officer)




By  /s/ Linda M. Alkire                         May 14, 2002
    ---------------------------------------     ------------
        Linda M. Alkire                             Date
        Treasurer & Chief Financial Officer