Form 10QSB
period 2002-06-30
EMPIRE FEDERAL BANCORP INC
filed 2002-08-14
CIK 1023283

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                 FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                      OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT

            For the transition period from           to
                                           ---------    ---------

                        Commission File No. 0-28934

                         Empire Federal Bancorp, Inc.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                81-0512374
     ------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                 123 South Main Street, Livingston, Montana  59047
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

          Class:   Common Stock, par value $.01 per share
                   Outstanding at July 31, 2002: 1,507,643

Transitional Small Business Disclosure Format (check one): YES      NO X
                                                               ---    ---

                        EMPIRE FEDERAL BANCORP, INC.

                           INDEX TO FORM 10-QSB

                                                                        Page
PART I    FINANCIAL INFORMATION                                         ----
          ---------------------

Item 1.   Financial Statements

             Consolidated Balance Sheets at June 30, 2002 and
             December 31, 2001 (unaudited).............................  1

             Consolidated Statements of Operations for the Three
             and  Six Months Ended June 30, 2002 and 2001 (unaudited)..  2

             Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2002 and 2001 (unaudited)..................  3

             Notes to Unaudited Interim Consolidated Financial
             Statements................................................  4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................  9

PART II   OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings............................................ 16

Item 2.   Changes in Securities........................................ 16

Item 3.   Defaults upon Senior Securities.............................. 16

Item 4.   Submission of Matters to a Vote of Security Holders.......... 16

Item 5.   Other Information............................................ 16

Item 6.   Exhibits and Reports on Form 8-K............................. 16

SIGNATURES............................................................. 17

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
          FINANCIAL OFFICER............................................ 18

Part I, Item 1 - Financial Statements
-------------------------------------

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                     June 30, 2002 and December 31, 2001
                                 (unaudited)

                                                   June 30,     December 31,
                    Assets                          2002           2001
                    ------                    ------------    ------------

  Cash and due from banks                     $  2,862,702    $  4,185,664
  Interest-bearing deposits                     49,185,901      42,350,439
                                              ------------    ------------
     Cash and cash equivalents                  52,048,603      46,536,103

  Investment and mortgage-backed securities
    available-for-sale                          76,645,696      35,945,324
  Loans receivable, net                         74,122,904      81,151,598
  Loans held for sale                            2,353,189       4,089,014
  Stock in Federal Home Loan Bank of
    Seattle, at cost                             1,720,600       1,670,600
  Accrued interest receivable                    1,029,126         629,245
  Premises and equipment, net                    4,960,311       4,596,212
  Prepaid expenses and other assets                422,115         293,977
                                              ------------    ------------
           Total assets                       $213,302,544    $174,912,073
                                              ============    ============
     Liabilities and Stockholders' Equity
     ------------------------------------

  Liabilities:
     Demand deposits                             4,205,845       3,498,227
     NOW accounts                               18,229,423      12,211,546
     Money market                               45,356,677      21,351,363
     Regular savings                            11,845,859      11,124,193
     Certificates of deposit                    90,588,590      78,754,686
                                              ------------    ------------
          Total deposits                       170,226,394     126,940,015
     Advances from Federal Home Loan Bank
       and other borrowed funds                 13,000,000      17,000,000
     Note payable                                       --         464,306
     Advances from borrowers for taxes
       and insurance                               207,054         245,522
     Accrued expenses and other liabilities      1,398,496       1,389,112
                                              ------------    ------------
          Total liabilities                    184,831,944     146,038,955

  Stockholders' equity:
     Preferred stock, par value $.01 per
       share, 250,000 shares authorized,
       none issued and outstanding                      --              --
     Common stock, par value $.01 per share,
       4,000,000 shares authorized,
       2,592,100 issued                             25,921          25,921
     Additional paid-in capital                 25,350,079      25,322,946
     Unearned ESOP and MRDP compensation        (1,454,206)     (1,626,790)
     MRDP shares acquired                         (258,864)       (258,864)
     Retained earnings, substantially
       restricted                               18,267,801      18,852,536
     Accumulated other comprehensive
       income, net                               1,431,802       1,449,302
     Treasury shares acquired, at cost,
       1,084,457 shares at June 30, 2002
       and December 31, 2001                   (14,891,933)    (14,891,933)
                                              ------------    ------------
          Total stockholders' equity            28,470,600      28,873,118
                                              ------------    ------------
          Total liabilities and stock-
            holders' equity                   $213,302,544    $174,912,073
                                              ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

                EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations
              Three and Six Months Ended June 30, 2002 and 2001
                                 (unaudited)

                               Three Months Ended        Six Months Ended
                                     June 30                  June 30
                             ----------------------   ----------------------
                                 2002       2001          2002       2001
                             ----------  ----------   ----------  ----------
Interest income:
  Loans receivable           $1,424,577  $1,902,250   $2,984,564  $3,708,541
  Mortgage-backed securities    379,728     467,886      754,124     991,346
  Investment securities         290,908       8,596      418,108      16,119
  Other                         265,372      36,743      489,299      64,760
                             ----------  ----------   ----------  ----------
     Total interest income    2,360,585   2,415,475    4,646,095   4,780,766
                             ----------  ----------   ----------  ----------
Interest expense:
  Deposits                    1,483,049     897,787    2,872,847   1,776,054
  FHLB advances and other
    borrowings                  161,439     277,335      346,036     553,842
                             ----------  ----------   ----------  ----------
     Total interest expense   1,644,488   1,175,122    3,218,883   2,329,896
                             ----------  ----------   ----------  ----------
  Net interest income           716,097   1,240,353    1,427,212   2,450,870
                             ----------  ----------   ----------  ----------

Provision for loan losses        65,000      25,002      720,000      50,004
                             ----------  ----------   ----------  ----------
  Net interest income after
    provision for loan losses   651,097   1,215,351      707,212   2,400,866

Non-interest income:
  Insurance commission income   142,614     135,553      257,858     265,227
  Customer service charges       74,402      71,436      138,743     139,519
  Gain on sale of invest-
    ments, net                  320,432          --      446,222          --
  Gain on sale of loans         114,847      61,543      209,796     143,805
  Other                           3,384       2,534        5,883      12,377
                             ----------  ----------   ----------  ----------
     Total non-interest
       income                   655,679     271,066    1,058,502     560,928

Non-interest expense:
  Compensation and benefits     591,271     522,183    1,159,449   1,134,454
  Occupancy and equipment       167,536     160,031      335,165     322,284
  Deposit insurance premiums     20,020      13,328       37,540      37,995
  Other                         353,574     253,250      649,838     505,712
                             ----------  ----------   ----------  ----------

Total non-interest expense    1,132,401     948,792    2,181,992   2,000,445
                             ----------  ----------   ----------  ----------
     Income (loss) before
       income taxes             174,375     537,625     (416,278)    961,349

Income tax expense (benefit)     74,674     235,921     (144,916)    402,815
                             ----------  ----------   ----------  ----------

     Net income (loss)       $   99,701  $  301,704   $ (271,362) $  558,534
                             ==========  ==========   ==========  ==========

Basic earnings (loss)
  per share                  $     0.07  $     0.22   $    (0.20) $     0.41
                             ==========  ==========   ==========  ==========
Diluted earnings (loss)
  per share                  $     0.07  $     0.22   $    (0.20) $     0.41
                             ==========  ==========   ==========  ==========

Dividends declared per share $    0.115  $    0.115   $     0.23  $     0.23
                             ==========  ==========   ==========  ==========

See accompanying notes to unaudited interim consolidated financial statements.

               EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001
                                (unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                    ------------------------
                                                        2002         2001
                                                    -----------  -----------
Cash flows from operating activities:
  Net (loss) income                                 $  (271,362) $   558,534
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                         720,000       50,004
      Depreciation                                      184,297      161,232
      Loss on sale of premises and equipment              4,655           --
      ESOP shares committed to be released              101,302       92,614
      MRDP shares vested                                 98,414       97,890
      Gain on sale of investments and mortgage-
        backed securities available for sale           (446,222)          --
      Gain on sale of loans                            (209,796)    (143,805)
      Amortization of premium & discounts on
        mortgage-backed securities and investment
        securities                                      175,000       19,425
      Stock dividends reinvested in Federal Home
        Loan Bank                                       (50,000)     (52,600)
      Proceeds from sales of loans                   17,901,863   10,881,380
      Origination of loans held for sale            (15,956,242) (13,885,736)
      Increase in accrued interest receivable          (428,850)     (90,181)
      (Decrease) increase in prepaid expenses and
        other assets                                   (128,139)      79,233
      Increase (decrease) in accrued expenses and
        other liabilities                                20,573      (46,827)
                                                    -----------  -----------
           Net cash provided (used) by operating
             activities                               1,715,493   (2,278,837)
                                                    -----------  -----------
Cash flows from investing activities:
  Net change in loans receivable                      6,337,664   (4,459,360)
  Proceeds from matured or called investment
    securities available for sale                     2,000,000           --
  Proceeds from sale of investments and mortgage-
    backed securities available-for-sale              1,442,153           --
  Principal payments on mortgage-backed securities
    available-for-sale                                5,401,220    4,212,464
  Purchases of mortgage-backed securities
    available-for-sale                               (7,272,506)          --
  Purchases of investment securities available-
    for-sale                                        (42,028,706)          --
  Purchases of premises and equipment                  (557,623)    (107,696)
  Proceeds from sale of premises and equipment            4,572           --
                                                    -----------  -----------
           Net cash used in investing activities    (34,673,226)    (354,592)
                                                    -----------  -----------
Cash flows from financing activities:
  Net change in deposits                             43,286,379    5,757,389
  Repayment of note payable                            (464,306)     (32,543)
  Net change in advances from borrowers for taxes
    and insurance                                       (38,468)         239
  Dividends paid                                       (313,372)    (322,728)
  Proceeds from advances from FHLB                           --    2,800,000
  Repayment of advances from FHLB                    (4,000,000)          --
                                                    -----------  -----------
           Net cash provided by financing
             activities                              38,470,233    8,202,357
                                                    -----------  -----------
Net increase in cash and cash equivalents             5,512,500    5,568,928

Cash and cash equivalents, beginning of period       46,536,103    2,647,700
                                                    -----------  -----------
Cash and cash equivalents, end of period            $52,048,603  $ 8,216,628
                                                    ===========  ===========

Cash paid during the period for:
  Interest                                          $ 3,188,395  $ 2,340,626
  Income taxes                                           56,500      382,067
                                                    ===========  ===========

See accompanying notes to unaudited interim consolidated financial statements

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

         Notes to Unaudited Interim Consolidated Financial Statements
                                June 30, 2002

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six months ended June 30, 2002, and 2001 are not necessarily indicative of the results, which may be expected for an entire year or any other period.

Note 2   Comprehensive Income
         --------------------

The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income (loss) for the noted periods:

        Three Months Ended June 30,            Six Months Ended June 30,
        ---------------------------            -------------------------
            2002          2001                    2002            2001
         --------      ---------              ---------       ---------
         $310,241      $ 475,025              $(288,862)      $ 817,059
         ========      =========              =========       =========


Note 3   Earnings Per Share
         ------------------

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares, which are unallocated and not yet committed to be released (unallocated), and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At June 30, 2002, included in the weighted average calculations were 61,667 allocated shares, 4,032 committed to be released ESOP shares and 74,802 vested MRDP shares.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. At June 30, 2002 and 2001, outstanding stock options and unvested MRDP shares were anti-dilutive to EPS. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following information provides a reconciliation of the numerators and denominators of the basic and fully diluted EPS computation:

                                For the six months ended June 30
                     --------------------------------------------------------
                               2002                         2001
                     ---------------------------   --------------------------
                                           Per                          Per
                                          Share      Net               Share
                     Net Loss   Shares    Amount   Income     Shares   Amount
                     --------   ------    ------   ------     ------   ------
Basic EPS
Net (loss) income
 available to com-
 mon stockholders   $(271,362) 1,344,546  $(0.20) $558,534  1,372,776  $0.41
                    =========             ======  ========             =====

Effect of Dilutive
Securities
 Stock Options                     5,707                        3,639

 Unvested MRDP shares              1,022                          920
                               ---------                    ---------

Diluted EPS
 (Loss) income avail-
  able to common
  stockholders plus
  assumed conver-
  sion              $(271,362) 1,351,275  $(0.20) $558,534  1,377,335  $0.41
                    =========  =========  ======  ========  =========  =====


                                 For the three months ended June 30
                     --------------------------------------------------------
                               2002                         2001
                     ---------------------------   --------------------------
                                           Per                          Per
                                          Share      Net               Share
                     Net Loss   Shares    Amount   Income     Shares   Amount
                     --------   ------    ------   ------     ------   ------
Basic EPS
 Net income avail-
  able to common
  stockholders       $ 99,701  1,347,822  $0.07    $301,704  1,376,052  $0.22
                     ========             =====    ========             =====

Effect of Dilu-
tive Securities
 Stock Options                     6,178                         4,391

 Unvested MRDP
  shares                           1,052                         1,077
                               ---------                     ---------
Diluted EPS
 Income available
  to common stock-
  holders plus
  assumed conver-
  sion               $ 99,701  1,355,052  $0.07    $301,704  1,381,520  $0.22
                     ========  =========  =====    ========  =========  =====


Note 4   Cash Dividend Declared
         ----------------------

On April 23, 2002, the Board of Directors declared a quarterly cash dividend of $0.115 per common share to stockholders of record on May 17, 2002 payable on May 31, 2002.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Note 5   Capital Compliance
         ------------------

The following table presents Empire's compliance with its regulatory capital requirements as of June 30, 2002 (dollars in thousands):

                                                           Percentage
                                                Amount     of Assets
                                              ---------    ----------

         GAAP capital(1)                      $  28,216      13.24%
                                              =========      =====

         Tangible capital                     $  26,330      12.51%
         Tangible capital requirement             3,158       1.50%
                                              ---------      -----
            Excess                            $  23,172      11.01%
                                              =========      =====

         Core capital                         $  26,330      12.51%
         Core capital requirement                 8,421       4.00%
                                              ---------      -----
            Excess                            $  17,909       8.51%
                                              =========      =====

         Total risk-based capital(2)          $  28,177      31.35%
         Total risk-based capital
           requirement(2)                         7,190       8.00%
                                              ---------      -----
            Excess                            $  20,987      23.35%
                                              =========      =====

             (1) Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $1,432,000 and $454,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.
             (2)  Based on risk-weighted assets of $89,876,000.


Note 6   Critical Accounting Policies
         ----------------------------

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

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

The following is a summary of selected operating segment information as of and for the six months ended June 30, 2002 and 2001.

2002:                           Empire       Dime       Other     Consolidated
                            ------------   --------   ---------   ------------

Net interest income         $  1,423,361   $  3,851   $          $  1,427,212
Non-interest income              774,723    257,908      25,871     1,058,502
                            ------------   --------   ---------  ------------
   Total income                2,198,084    261,759      25,871     2,485,714

Provision for loan losses        720,000                              720,000
Other non-interest expense     1,645,383    287,625     248,984     2,181,992
                            ------------   --------   ---------  ------------

   Loss before income taxes     (167,299)   (25,866)   (223,113)     (416,278)
Income tax (benefit)             (64,335)        --     (80,581)     (144,916)
                            ------------   --------   ---------  ------------
   Net loss                 $   (102,964)  $(25,866)  $(142,532) $   (271,362)
                            ============   ========   =========  ============

Assets                       213,331,919   $522,335   $(551,710) $213,302,544
Net loans                     76,476,093         --          --    76,476,093
Deposits                     170,578,647         --    (352,253)  170,226,394
Stockholders' equity          28,216,141    453,916    (199,457)   28,470,600
                            ============   ========   =========  ============
2001:

Net interest income         $  2,442,479   $  6,517   $   1,874  $  2,450,870
Non-interest income              375,702    271,188     (85,962)      560,928
                            ------------   --------   ---------  ------------
   Total income                2,818,181    277,705     (84,088)    3,011,798
Provision for loan losses         50,004         --          --        50,004
Other non-interest expense     1,620,918    283,962      95,565     2,000,445
                            ------------   --------   ---------  ------------

Income (loss) before
  income taxes                 1,147,259     (6,257)   (179,653)      961,349
Income tax expense (benefit)     461,241         --     (58,426)      402,815
                            ------------   --------   ---------  ------------
   Net income (loss)        $    686,018   $ (6,257)  $(121,227) $    558,534
                            ============   ========   =========  ============

Assets                      $134,527,558   $475,790   $(607,702) $134,395,646
Net loans                     84,772,093         --          --    84,772,093
Deposits                      83,879,138         --    (455,105)   83,424,033
Stockholders' equity          29,301,862    436,067    (137,872)   29,600,057
                            ============   ========   =========  ============

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

The following is a summary of selected operating segment information for the three months ended June 30, 2002 and 2001.

2002:                           Empire       Dime       Other     Consolidated
                            ------------   --------   ---------   ------------

Net interest income         $    714,133   $  1,964   $      -- $     716,097
Non-interest income              506,167    142,614       6,898       655,679
                            ------------   --------   ---------  ------------
    Total income               1,220,300    144,578       6,898     1,371,776

Provision for loan losses         65,000         --          --        65,000
Other non-interest expense       832,149    151,475     148,777     1,132,401
                            ------------   --------   ---------  ------------

    Income (loss) before
     income taxes                323,151     (6,897)   (141,879)      174,375
Income tax expense (benefit)     124,265         --     (49,591)       74,674
                            ------------   --------   ---------  ------------

    Net income (loss)       $    198,886   $ (6,897)  $ (92,288) $     99,701
                            ============   ========   =========  ============


2001:                           Empire       Dime       Other     Consolidated
                            ------------   --------   ---------   ------------

Net interest income         $  1,237,227   $  3,126   $      --  $  1,240,353
Non-interest income              226,597    135,554     (91,085)      271,066
                            ------------   --------   ---------  ------------
   Total income                1,463,824    138,680     (91,085)    1,511,419

Provision for loan losses         25,002         --          --        25,002
Other non-interest expense       799,286    139,815       9,691       948,792
                            ------------   --------   ---------  ------------

   Income (loss) before
    income taxes                 639,536     (1,135)   (100,776)      537,625
Income tax expense (benefit)     266,001                (30,080)      235,921
                            ------------   --------   ---------  ------------
   Net income (loss)        $    373,535   $ (1,135)  $ (70,696) $    301,704
                            ============   ========   =========  ============

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

Special Note Regarding Forward-Looking Statements

Certain matters in the quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's business strategy. Specifically, the Company has changed its role as a traditional mortgage lender to that of a commercial bank by increasing its commercial and business lending during fiscal 2001. This reflects the Company's new growth-oriented expansion strategy, which is to pursue internal and external growth opportunities when management deems it appropriate. This new strategy may subject the Company to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the management of growth. There can be no assurance that the Company will be successful in implementing this new business strategy or in managing growth.

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

Operating Strategy

The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. In the past, the Bank considered Gallatin, Park and Sweet Grass counties in south central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2001. In addition, the Bank opened a loan production office in Missoula, Montana during the third quarter of 2000, which was converted to a full service branch that opened during March 2002. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government, U.S. Government agency

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

and U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

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

As evidenced by the new branches in Billings and Missoula coupled with an increase in commercial and business loans, the Bank's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. Further, during 2001 and the first two quarters of 2002, the Bank has undertaken an aggressive solicitation of deposits by paying higher than the usual interest rates in its markets. Retention of these new depositors will require an increased emphasis on personal service, more products and expanded locations. The reinvestment of these new deposits into loans and investments that will provide acceptable interest margins will be a critical element of this part of the growth strategy. This new strategy may subject the Company to a greater degree of risk. Risks associated with this new business strategy include increased risk of losses on loans, provision on loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the investment of deposit growth. There can be no assurance that the Company will be successful in implementing this new business strategy or in managing growth.

Financial Condition

Consolidated assets increased by approximately $38.4 million, or 21.9%, from $174.9 million at December 31, 2001 to $213.3 million at June 30, 2002.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Short term interest bearing deposits, primarily with the FHLB, increased from $42.4 million at December 31, 2001 to $49.2 million at June 30, 2002, an increase of $6.8 million, or 16.1%.

Investment and mortgage-backed securities available-for-sale increased $40.7 million, or 113.4%, from $35.9 million at December 31, 2001 to $76.6 million at June 30, 2002 as the result of purchases totaling $49.3 million offset by maturities, sales and payments of $8.4 million and a decrease in market value of $29,000.

Net loans decreased $8.7 million, or 10.3%, from $85.2 million at December 31, 2001 to $76.5 million at June 30, 2002.

Deposits increased $43.3 million or 34.1% from $126.9 million at December 31, 2001 to $170.2 million at June 30, 2002. This increase is the result of a program to attract depositors in all of the Bank's market. The majority of this increase in deposits was in one to two-year certificates and money market accounts. The increase in deposits has been invested primarily in short-term interest bearing deposits and investments.

Premises and equipment increased by $360,000 from $4.6 million at December 31, 2001 to $5.0 million at June 30, 2002 primarily as the result of costs of $515,000 related to the construction of a new branch in Missoula. Depreciation of $184,000 offset this increase.

Stockholders' equity decreased from $28.9 million at December 31, 2001, to $28.5 million at June 30, 2002. The change is the result of net loss of $271,000, the release of ESOP shares in the amount of $101,000 and a decrease of $17,500 (net of taxes) related to the market value of securities available-for-sale. In addition, 6,223 shares of MRDP vested and unearned MRDP compensation was reduced by $98,000. Stockholders' equity was also decreased by the payment of $313,000 in dividends. There were 1,084,457 shares held in treasury at June 30, 2002 with an average price of $13.73. Book value per share at June 30, 2002 was $18.88. Stockholders' equity as a percentage of total assets amounted to 13.3% at June 30, 2002.

Asset Quality

At June 30, 2002, the Bank had ten nonaccrual loans amounting to $3.5 million. At June 30, 2002, the Bank had eleven loans delinquent over 30 days amounting to $514,000 of which five loans amounting to $124,000 were delinquent over 90 days. The Bank had no real estate acquired through foreclosure at June 30, 2002.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

Net Income. Net income decreased by $830,000 from $559,000 for the six months ended June 30, 2001 to a loss of $271,000 for the six months ended June 30, 2002. The major cause of this decrease in net income is the result of an increase in the allowance for loan losses of $720,000

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

related to the deterioration of one multi-family construction loan. This loan was placed on on-accrual and all accrued interest was charged off as of March 31, 2002. Further the Bank experienced a significant growth in interest bearing deposits over the past several months including a $42.6 million increase during the six months ended June 30, 2002. Most of the deposit growth has been invested in short-term interest bearing deposits or investment securities. The effect of this deposit activity on the Bank's net interest income, interest rate spread and other factors are discussed in the following narrative.

Net Interest Income. Net interest income decreased $1.0 million, or 41.8%, from $2.4 million for the six months ended June 30, 2001 to $1.4 million for the same period in 2002. The interest rate spread decreased from 2.92% for the six months ended June 30, 2001 to 1.01% for the comparable period in 2002.

Interest Income. Total interest income decreased by $135,000, or 2.8% from $4.8 million for the six months ended June 30, 2001 to $4.6 million for the same period in 2002. The change was primarily attributable to a decrease in the yield on interest earning assets from 7.9% for the six months ended June 30, 2001 to 4.9% for the comparable period in 2002. Average interest earning assets increased $67.2 million, or 55.2% from $121.8 million for the six months ended June 30, 2001 to $188.9 million for the same period in 2002. The major component of this increase was from other interest earning assets, primarily short-term interest bearing deposits of $50.0 million.

Interest Expense. Total interest expense was $3.2 million for the six months ended June 30, 2002, as compared to $2.3 million for the same period in 2001. Interest on deposits increased by $1.1 million, or 61.8%, from $1.8 million for the six months ended June 30, 2001 to $2.9 million for the comparable period in 2002. Interest on notes payable and other debt decreased $208,000, or 37.5% from the six months ended June 30, 2001 as compared to the same period in 2002.

Average deposits for the six months ended June 30, 2002 amounted to $150.7 million as compared to $75.1 million for the same period in 2001, an increase of $75.6 million or 100.7%. Included in the average deposits for the six months ended June 30, 2002 was $88.4 million in certificates of deposit as compared to $42.4 million for the comparable period in 2001, an increase of $46 million or 108.2%. Offsetting the increase in average deposits, the cost of deposits decreased from 4.7% for the six months ended June 30, 2001 to 3.8% for the same period in 2002. Outstanding certificates of deposits at June 30, 2002 amounted to $90.6 million as compared to $47.7 million at June 30, 2001, an increase of $42.9 million or 89.9%. This increase is the result of a strategic emphasis by management to attract new depositors and borrowers. Continued increases in cost of deposits are projected for the year ended December 31, 2002, based on the significant increase in deposits during the past four quarters.

Provision for Loan Losses. The provision for loan losses was $720,000 for six months ended June 30, 2002 as compared to $50,000 for the same period in 2001. The significant increase is the result of deterioration in a multi-family construction loan. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were 1.68% at June 30, 2002, and .45% at June 30, 2001. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income. Non-interest income for the six months ended June 30, 2002 amounted to $1.1 million as compared to $561,000 for the comparable period in 2001. The largest component of non-interest income was a gain of $446,000 on the sale of investments as compared to no sales of investments for the comparable period in 2001. Other significant components include the gain on sale of loans of $210,000 for the six months ended June 30, 2002 as compared to $144,000 for the comparable period in 2001. This gain is the result of the Bank's activity in underwriting mortgage loans for sale in the secondary market. Insurance commissions received by Dime were $258,000 and $265,000 for the six months ended June 30, 2002 and 2001, respectively.

Non-Interest Expense. Total non-interest expense amounted to $2.2 million for the six months ended June 30, 2002 as compared to $2.0 million for the same period in 2001, an increase of $182,000. The opening of the full service branch in Missoula in early 2002 contributed to this increase. Also included in this increase is $42,000 related to the termination of the Montana First National Bancorporation acquisition. There was no acquisition expense for the comparable period in 2001.

Income Taxes. Income taxes decreased $548,000 to a $145,000 (benefit) for the six months ended June 30, 2002, compared to $403,000 for the same period in 2001 as a result of the loss before income taxes. The effective combined federal and state tax rate was 41.9% and 34.8% (benefit) for the six months ended June 30, 2001 and 2002, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and mark-to-market adjustments on ESOP shares committed to be released and MRDP shares awarded during the period.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Income. Net income decreased by $202,000 from $302,000 for the three months ended June 30, 2001 to $100,000 for the three months ended June 30, 2002. The following narrative discusses the various components of the change:

Net Interest Income. Net interest income decreased $524,000, or 42.3%, from $1.2 million for the three months ended June 30, 2001 to $716,000 for the same period in 2002. The interest rate spread decreased from 2.93% for the three months ended June 30, 2001 to 0.97% for the comparable period in 2002.

Interest Income. Total interest income decreased by $55,000, or 2.3% from $2.4 million for the three months ended June 30, 2001 to $2.3 million for the same period in 2002. The change was primarily attributable to a decrease in the yield on interest earning assets from 7.8% for the three month period ended June 30, 2001 to 4.7% for the comparable period in 2002. Average interest earning assets increased $77.1 million, or 62.4% from $123.6 million for the three months ended June 30, 2001 to $200.7 million for the same period in 2002. The major component of this increase was from other interest earning assets, primarily short-term interest bearing deposits of $50.0 million.

Interest Expense. Total interest expense was $1.6 million for the three months ended June 30, 2002, as compared to $1.2 million for the same period in 2001. Interest on deposits increased by $585,000, or 65.2%, from $900,000 for the three months ended June 30, 2001 to $1.5 million for the comparable period in 2002. Interest on notes payable and other debt decreased $116,000, or 41.8% from the three months ended June 30, 2001 as compared to the same period in 2002.

Average deposits for the three months ended June 30, 2001 amounted to $76.2 million as compared to $162.9 million for the same period in 2002, an increase of $86.7 million or 113.9%. Included in the average deposits for the three months ended June 30, 2002 was $91.7 million in certificates of deposit as compared to $43.3 million for the comparable period in 2001, an increase of $48.4 million or 111.8%. Offsetting the increase in average deposits, the cost of deposits decreased from 4.7% for the three months ended June 30, 2001 to 3.6% for the same period in 2002.

Provision for Loan Losses. The provision for loan losses was $65,000 for three months ended June 30, 2002 as compared to $25,000 for the same period in 2001. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were 1.68% at June 30, 2002 and .45% at June 30, 2001.

Non-Interest Income. Non-interest income increased $385,000 for the three months ended June 30, 2002, as compared to the same period in 2001. During the three months ended June 30, 2002, the Bank recorded $320,000 in gains on sale of securities as compared to no sales of securities for the comparable period in 2001.

During the three months ended June 30, 2002, the Bank had $115,000 in gain on the sale of loans as compared to $62,000 for the comparable period in 2001.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Insurance commissions received by Dime are a large component of non-interest income. Insurance commissions of $143,000 and $136,000 were received for the three months ended June 30, 2002 and 2001, respectively.

Non-Interest Expense. Total non-interest expense increased $184,000 for the three months ended June 30, 2002 as compared to the same period in 2001. Included in this increase is $42,000 related to the termination of the Montana First National Bancorporation acquisition. There was no acquisition expense for the comparable period in 2001. Also included in this expense is $591,000 in compensation and benefits for the three months ended June 30, 2002 as compared to $522,000 for the same period in 2001, an increase of $69,000.

Income Taxes. Income taxes decreased $161,000 to $75,000 for the three months ended June 30, 2002, compared to $236,000 for the same period in 2001, as a result of the decrease in income before income taxes. The effective combined federal and state tax rate was 42.8% and 43.9% for the three months ended June 30, 2002 and 2001, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and mark-to-market adjustments on ESOP shares committed to be released and MRDP shares awarded during the period.

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

      10.3   Employee Stock Ownership Plan (1)

      10.4   Management Recognition and Development Plan (2)

      10.5   Stock Option Plan (2)

      10.6   Financial Institution's Thrift Plan 401(k)(3)

      21     Subsidiaries of the Registrant (3)

      99     Certification of Chief Executive Officer and Chief Financial
             Officer

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

     (b) Report on Form 8-K     One Form 8-K was filed on May 8, 2002.

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Federal Bancorp, Inc.


By  s/s William H. Ruegamer                    August 13, 2002
    ---------------------------------------   -----------------
       William H. Ruegamer                           Date
       President & Chief Executive Officer
       (Principal Executive Officer)

By  s/s Linda M. Alkire                        August 13, 2002
    ---------------------------------------   -----------------
       Linda M. Alkire                               Date
       Treasurer & Chief Financial Officer

                 EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

       CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                                OFFICER
                     OF EMPIRE FEDERAL BANCORP, INC.
             PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

      * The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      * The information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/William H. Ruegamer                    /s/Linda M. Alkire
---------------------------------         --------------------------------
William H. Ruegamer                       Linda M. Alkire
Chief Executive Officer                   Chief Financial Officer

Dated:  August 13, 2002