Form 10QSB
period 2002-09-30
EMPIRE FEDERAL BANCORP INC
filed 2002-11-15
CIK 1023283

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT

For the transition period from                            to

Commission File No. 0-28934

Empire Federal Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0512374 (I.R.S. Employer Identification No.)
123 South Main Street, Livingston, Montana 59047 (Address of principal executive offices)
(406) 222-1981 (Registrant's telephone number, including area code)

        Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class:	Common Stock, par value $.01 per share Outstanding at October 31, 2002: 1,507,643

        Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

EMPIRE FEDERAL BANCORP, INC.

INDEX TO FORM 10-QSB

Part I, Item 1—Financial Statements

EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$5,958,493	$4,185,664
Interest-bearing deposits	47,597,580	42,350,439

Cash and cash equivalents	53,556,073	46,536,103
Investments and mortgage-backed securities available-for-sale	83,004,002	35,945,324
Loans receivable, net	73,032,368	81,151,598
Loans held for sale	2,417,011	4,089,014
Stock in Federal Home Loan Bank of Seattle, at cost	1,746,600	1,670,600
Accrued interest receivable	1,084,339	629,245
Premises and equipment, net	4,869,348	4,596,212
Prepaid expenses and other assets	445,370	293,977

Total assets	$220,155,111	$174,912,073

Liabilities and Stockholders' Equity
Liabilities:
Demand deposits	4,664,438	3,498,227
NOW accounts	19,746,752	12,211,546
Money market	52,770,660	21,351,363
Regular savings	13,013,140	11,124,193
Certificates of deposit	86,470,828	78,754,686

Total deposits	176,665,818	126,940,015
Advances from Federal Home Loan Bank and other borrowed funds	13,000,000	17,000,000
Note payable	—	464,306
Advances from borrowers for taxes and insurance	266,954	245,522
Accrued expenses and other liabilities	1,553,886	1,389,112

Total liabilities	191,486,658	146,038,955
Stockholders' equity:
Preferred stock, par value $.01 per share, 250,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01 per share, 4,000,000 shares authorized, 2,592,100 issued	25,921	25,921
Additional paid-in capital	25,362,933	25,322,946
Unearned ESOP and MRDP compensation	(1,367,915)	(1,626,790)
MRDP shares acquired	(258,864)	(258,864)
Retained earnings, substantially restricted	18,047,535	18,852,536
Accumulated other comprehensive income, net	1,750,776	1,449,302
Treasury shares acquired, at cost, 1,084,457 shares at September 30, 2002 and December 31, 2001	(14,891,933)	(14,891,933)

Total stockholders' equity	28,668,453	28,873,118

Total liabilities and stockholders' equity	$220,155,111	$174,912,073

See accompanying notes to unaudited interim consolidated financial statements.

EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2002 and 2001
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Interest income:
Loans receivable	$1,408,921	$1,853,292	$4,393,485	$5,561,833
Mortgage-backed securities	374,332	390,039	1,128,456	1,381,385
Investment securities	393,209	8,514	811,316	24,633
Other	233,183	144,386	722,483	209,147

Total interest income	2,409,645	2,396,231	7,055,740	7,176,998

Interest expense:
Deposits	1,445,504	1,035,882	4,318,351	2,811,937
FHLB advances and other borrowings	162,892	247,977	508,928	801,819

Total interest expense	1,608,396	1,283,859	4,827,279	3,613,756

Net interest income	801,249	1,112,372	2,228,461	3,563,242

Provision for loan losses	30,000	25,002	750,000	75,006

Net interest income after provision for loan losses	771,249	1,087,370	1,478,461	3,488,236
Non-interest income:
Insurance commission income	172,742	168,160	430,601	433,387
Customer service charges	69,952	71,957	208,694	211,476
Gain on sale of investments, net	61,406	—	507,628	—
Gain on sale of loans	116,447	135,438	326,243	279,243
Other	2,445	4,495	8,328	16,871

Total non-interest income	422,992	380,050	1,481,494	940,977
Non-interest expense:
Compensation and benefits	596,278	540,713	1,755,727	1,675,168
Occupancy and equipment	179,476	152,829	514,641	475,113
Deposit insurance premiums	24,750	13,326	62,290	51,321
Merger and acquisition costs	221,581	—	263,179	—
Other	260,938	231,490	869,178	737,201

Total non-interest expense	1,283,023	938,358	3,465,015	2,938,803

Income (loss) before income taxes	(88,782)	529,062	(505,060)	1,490,410
Income tax expense (benefit)	(25,996)	234,233	(170,912)	637,047

Net income (loss)	$(62,786)	$294,829	$(334,148)	$853,363

Basic earnings (loss) per share	$(0.05)	$0.21	$(0.25)	$0.62

Diluted earnings (loss) per share	$(0.05)	$0.21	$(0.25)	$0.62

Dividends declared per share	$0.115	$0.115	$0. 345	$0.345

See accompanying notes to unaudited interim consolidated financial statements.

EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(334,148)	$853,363
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750,000	75,006
Depreciation	288,930	246,524
Loss on sale of premises and equipment	4,655	—
ESOP shares committed to be released	151,241	142,743
MRDP shares vested	147,621	147,097
Gain on sale of investments and mortgage-backed securities available for sale	(507,628)	—
Gain on sale of loans	(326,243)	(279,243)
Amortization of premium & discounts on mortgage-backed securities and investment securities	367,738	33,817
Stock dividends reinvested in Federal Home Loan Bank	(76,000)	(81,000)
Proceeds from sales of loans	26,594,922	21,004,970
Origination of loans held for sale	(24,596,676)	(23,430,122)
Increase in accrued interest receivable	(484,063)	(90,371)
(Increase) decrease in prepaid expenses and other assets	(151,393)	41,571
(Decrease) increase in accrued expenses and other liabilities	(27,970)	102,648

Net cash provided (used) by operating activities	1,800,986	(1,232,997)

Cash flows from investing activities:
Net change in loans receivable	7,398,199	(5,428,932)
Proceeds from matured or called investment securities available for sale	2,000,000	—
Proceeds from sale of investments and mortgage-backed securities available-for-sale	1,504,709	—
Principal payments on mortgage-backed securities available-for-sale	8,560,512	6,644,317
Purchases of mortgage-backed securities available-for-sale	(9,304,524)	—
Purchases of investment securities available-for-sale	(49,185,267)	—
Purchases of premises and equipment	(571,293)	(809,985)
Proceeds from sale of premises and equipment	4,572	—

Net cash (used) provided by investing activities	(39,593,092)	405,400

Cash flows from financing activities:
Net change in deposits	49,725,803	22,254,783
Repayment of note payable	(464,306)	(49,364)
Net change in advances from borrowers for taxes and insurance	21,432	86,900
Dividends paid	(470,853)	(483,871)
Proceeds from advances from FHLB	—	800,000
Repayment of advances from FHLB	(4,000,000)	(819,550)

Net cash provided by financing activities	44,812,076	21,788,898

Net increase in cash and cash equivalents	7,019,970	20,961,301
Cash and cash equivalents, beginning of period	46,536,103	2,647,700

Cash and cash equivalents, end of period	$53,556,073	$23,609,001

Cash paid during the period for:
Interest	$4,881,691	$3,589,575
Income taxes	56,500	576,067

See accompanying notes to unaudited interim consolidated financial statements

EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2002

Note 1 Basis of Presentation

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine months ended September 30, 2002, and 2001 are not necessarily indicative of the results, which may be expected for an entire year or any other period.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business.

        The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively to newly initiated disposal activities.

Note 2 Comprehensive Income

        The Company's only component of comprehensive income is the net unrealized gains or losses on securities available-for-sale. The following summarizes total comprehensive income (loss) for the noted periods:

Three Months Ended September 30,		Nine Months Ended September 30,
2002	2001	2002	2001
$256,189	$325,198	$(32,674)	$1,142,257

Note 3 Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Additionally, ESOP shares, which are unallocated and not yet committed to be released (unallocated), and unvested MRDP shares issued are excluded from the weighted-average common shares outstanding calculation. At September 30, 2002, included in the weighted average calculations were 59,144 allocated shares, 9,216 committed to be released ESOP shares and 76,368 vested MRDP shares.

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

	For the nine months ended September 30
	2002			2001
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic EPS
Net (loss) income available to common stockholders	$(334,148)	1,348,773	$(0.25)	$853,363	1,374,112	$0.62

Effect of Dilutive Securities
Stock Options		5,605			4,258
Unvested MRDP shares		954			1,028

Diluted EPS
(Loss) income available to common stockholders plus assumed conversion	$(334,148)	1,355,332	$(0.25)	$853,363	1,379,398	$0.62

	For the three months ended September 30
	2002			2001
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic EPS
Net (loss) income available to common stockholders	$(62,786)	1,343,437	$(0.05)	$294,829	1,376,809	$0.21

Effect of Dilutive Securities
Stock Options		5,405			5,497
Unvested MRDP shares		820			1,245

Diluted EPS
(Loss) income available to common stockholders plus assumed conversion	$(62,786)	1,349,662	$(0.05)	$294,829	1,383,551	$0.21

Note 4 Cash Dividend Declared

        On July 23, 2002, the Board of Directors declared a quarterly cash dividend of $0.115 per common share to stockholders of record on August 16, 2002 payable on August 30, 2002.

Note 5 Capital Compliance

        The following table presents Empire's compliance with its regulatory capital requirements as of September 30, 2002 (dollars in thousands):

	Amount	Percentage of Assets
GAAP capital(1)	$28,333	12.88%

Tangible capital	$26,101	12.04%
Tangible capital requirement	3,251	1.50%

Excess	$22,850	10.54%

Core capital	$26,101	12.04%
Core capital requirement	8,670	4.00%

Excess	$17,431	8.04%

Total risk-based capital(2)	$27,168	29.03%
Total risk-based capital requirement(2)	7,487	8.00%

Excess	$19,681	21.03%

(1)
Empire's GAAP capital includes unrealized gains on certain available-for-sale securities of $1,751,000 and $481,000 of investments in Dime, which are excluded for purposes of calculating both tangible and core capital.

(2)
Based on risk-weighted assets of $93,585,000.

Note 6 Operating Segment Information

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

        The following is a summary of selected operating segment information as of and for the nine months ended September 30, 2002 and 2001.

2002:	Empire	Dime	Other	Consolidated
Net interest income	$2,222,652	$5,809	$—	$2,228,461
Non-interest income(loss)	1,051,045	431,189	(740)	1,481,494

Total income(loss)	3,273,697	436,998	(740)	3,709,955
Provision for loan losses	750,000	—	—	750,000
Other non-interest expense	2,483,658	435,380	545,977	3,465,015

Income (loss) before income taxes	40,039	1,618	(546,717)	(505,060)
Income tax expense (benefit)	15,396	873	(187,181)	(170,912)

Net income (loss)	$24,643	$745	$(359,536)	$(334,148)

Assets	$220,105,692	523,388	(473,969)	220,155,111
Net loans	75,449,379	—	—	75,449,379
Deposits	176,994,992	—	(329,174)	176,665,818
Stockholders' equity	28,332,721	480,527	(144,795)	28,668,453

2001:	Empire	Dime	Other	Consolidated
Net interest income	$3,552,058	$9,310	$1,874	$3,563,242
Non-interest income(loss)	621,834	439,348	(120,205)	940,977

Total income(loss)	4,173,892	448,658	(118,331)	4,504,219
Provision for loan losses	75,006	—	—	75,006
Other non-interest expense	2,344,341	417,490	176,972	2,938,803

Income (loss) before income taxes	1,754,545	31,168	(295,303)	1,490,410
Income tax expense (benefit)	716,042	3,151	(82,146)	637,047

Net income (loss)	$1,038,503	28,017	(213,157)	853,363

Assets	$148,674,974	544,547	(643,910)	148,575,611
Net loans	89,918,302	—	—	89,918,302
Deposits	100,218,733	—	(297,306)	99,921,427
Stockholders' equity	28,934,715	470,341	(361,158)	29,043,898

        The following is a summary of selected operating segment information for the three months ended September 30, 2002 and 2001.

2002:	Empire	Dime	Other	Consolidated
Net interest income	$799,291	$1,958	—	801,249
Non-interest income (loss)	276,322	173,281	(26,611)	422,992

Total income (loss)	1,075,613	175,239	(26,611)	1,224,241
Provision for loan losses	30,000	—	—	30,000
Other non-interest expense	838,275	147,755	296,993	1,283,023

Income (loss) before income taxes	207,338	27,484	(323,604)	(88,782)
Income tax expense (benefit)	79,731	873	(106,600)	(25,996)

Net income (loss)	$127,607	26,611	(217,004)	(62,786)

2001:	Empire	Dime	Other	Consolidated
Net interest income	$1,109,579	2,793	—	1,112,372
Non-interest income (loss)	246,132	168,160	(34,242)	380,050

Total income (loss)	1,355,711	170,953	(34,242)	1,492,422
Provision for loan losses	25,002	—	—	25,002
Other non-interest expense	723,423	133,528	81,407	938,358

Income (loss) before income taxes	607,286	37,425	(115,649)	529,062
Income tax expense (benefit)	254,801	3,151	(23,719)	234,233

Net income (loss)	$352,485	34,274	(91,930)	294,829

Note 7 Definitive Agreement with Sterling Financial Corporation

        On September 19, 2002, Empire Federal Bancorp entered into an Agreement and Plan of Merger with Sterling Financial Corporation, a Washington corporation. Empire will be merged with and into Sterling, with Sterling being the surviving corporation in the merger.

        Under the terms of the merger, each share of Empire's outstanding common stock will be converted into the right to receive $19.25 per share in the form of Sterling common stock, provided the average closing price thereof within the ten-day period preceding the fifth trading day prior to the closing date is between $17.01 and $22.68. The merger exchange ratio provides that, regardless of the closing price of Sterling common stock, Sterling will issue no less than 0.849 and no more than 1.132 of a share of Sterling common stock for each share of Empire's common stock outstanding. The merger will be structured as a tax-free reorganization and is expected to be completed in the first quarter of 2003.

Part I, Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

        Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operation or liquidity.

Operating Strategy

        The Bank is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one-to-four family residential dwellings. In the past, the Bank considered Gallatin, Park and Sweet Grass counties in south central Montana as its primary market area. During 1999, the Bank received regulatory approval to open a de novo branch in Billings, Montana, and management opened the new branch in April 2001. In addition, the Bank opened a loan production office in Missoula, Montana during the third quarter of 2000, which was converted to a full service branch that opened during March 2002. Lending activities also have included the origination of multi-family, commercial, business, commercial real estate and home equity loans. The Bank's primary business has been that of a traditional financial institution, originating loans in its primary market area for its portfolio. In addition, the Bank has maintained a significant portion of its assets in investment and mortgage-backed securities. Similar to its lending activities, the Bank's investment portfolio has been weighted toward U.S. Government, U.S. Government agency and U.S. Government agency mortgage-backed securities secured by one-to-four family residential properties. The Bank plans to continue to fund its assets primarily with deposits, although FHLB advances are used as a supplemental source of funds.

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

        As evidenced by the new branches in Billings and Missoula coupled with an increase in commercial and business loans, the Bank's strategy is changing from its historical role as a mortgage lender to a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when appropriate. Further, during 2001 and the first two quarters of 2002, the Bank had undertaken an aggressive solicitation of deposits by paying higher than the usual interest rates in its markets. During the third quarter of 2002, interest rates were lowered by the Bank to be more competitive with interest rates in the Bank's market areas. Retention of these new depositors will require an increased emphasis on personal service, more products and expanded locations. The reinvestment of these deposits into loans and investments that will provide acceptable interest margins will be a critical element of this strategy. This strategy has subjected the Company to a greater degree of risk. This strategy presents increased risk of losses on loans, provision on loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions and problems related to the investment of deposit growth.

        On September 19, 2002, the Company entered into an Agreement and Plan of Merger with Sterling Financial Corporation, a Washington corporation. Empire will be merged with and into Sterling, with Sterling being the surviving corporation in the merger.

        Under the terms of the merger, each share of the Company's outstanding common stock will be converted into the right to receive $19.25 per share in the form of Sterling common stock, provided the average closing price thereof within the ten-day period preceding the fifth trading day prior to the closing date is between $17.01 and $22.68. The merger exchange ratio provides that, regardless of the closing price of Sterling common stock, Sterling will issue no less than 0.849 and no more than 1.132 of a share of Sterling common stock for each share of Company's common stock outstanding. The merger will be structured as a tax-free reorganization and is expected to be completed in the first quarter of 2003. See note 7 of "Notes to Unaudited Interim Consolidated Financial Statements."

Financial Condition

        Consolidated assets increased by approximately $45.3 million, or 25.9%, from $174.9 million at December 31, 2001 to $220.2 million at September 30, 2002.

        Short term interest bearing deposits, primarily with the FHLB, increased from $42.4 million at December 31, 2001 to $47.6 million at September 30, 2002, an increase of $5.2 million, or 12.4%.

        Investment and mortgage-backed securities available-for-sale increased $47.1 million, or 130.9%, from $35.9 million at December 31, 2001 to $83.0 million at September 30, 2002 as the result of purchases totaling $58.5 million offset by maturities, sales and payments of $11.9 million and an increase in market value of $494,000.

        Net loans decreased $9.8 million, or 11.5%, from $85.2 million at December 31, 2001 to $75.4 million at September 30, 2002.

        Deposits increased $49.7 million or 39.2% from $126.9 million at December 31, 2001 to $176.7 million at September 30, 2002. This increase is the result of a program to attract depositors in all of the Bank's market. The majority of this increase in deposits was in one to two-year certificates and money market accounts. The increase in deposits has been invested primarily in short-term interest bearing deposits and investments.

        Premises and equipment increased by $273,000 from $4.6 million at December 31, 2001 to $4.9 million at September 30, 2002 primarily as the result of costs of $515,000 related to the construction of a new branch in Missoula. Depreciation of $289,000 partially offset this increase.

        Stockholders' equity decreased from $28.9 million at December 31, 2001, to $28.7 million at September 30, 2002. The change is the result of net loss of $334,000, the release of ESOP shares in the amount of $151,000 and an increase of $301,000 (net of taxes) related to the market value of securities available-for-sale. In addition, 9,334 shares of MRDP vested and unearned MRDP compensation was reduced by $148,000. Stockholders' equity was also decreased by the payment of $471,000 in dividends. There were 1,084,457 shares held in treasury at September 30, 2002 with an average price of $13.73. Book value per share at September 30, 2002 was $19.02. Stockholders' equity as a percentage of total assets amounted to 13.0% at September 30, 2002.

Asset Quality

        At September 30, 2002, the Bank had eight non-accrual loans amounting to $2.5 million compared to two loans amounting to $747,000 on December 31, 2001. At September 30, 2002, the Bank had nineteen loans delinquent over 30 days amounting to $2.5 million of which six loans amounting to $1.7 million were delinquent over 90 days. On December 31, 2001 the Bank had twenty-five loans delinquent over 30 days amounting to $4.5 million. The Bank had no real estate acquired through foreclosure at September 30, 2002.

Results of Operations

        The operating results of the Bank depend primarily on its net interest income. The Bank's net interest income is determined by its interest rate spread, which is the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities and the degree of mismatch in the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities. The Bank's net earnings are also affected by the establishment of provisions for loan losses and the level of its other non-interest income, including insurance commission income and deposit service charges, as well as its other expenses and income tax provisions.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

        Net Income.    Net income decreased by $1,187,000 from $853,000 for the nine months ended September 30, 2001 to a loss of $334,000 for the nine months ended September 30, 2002. The major cause of this decrease in net income is the result of the provision for loan losses of $750,000 primarily related to the deterioration of one multi-family construction loan. This loan was placed on non-accrual and all accrued interest was charged off as of March 31, 2002. Also $861,000 of the loan principal was charged off against the reserve in the third quarter of 2002. The Bank is in the process of foreclosure on this loan. The Company has incurred $263,000 in merger and acquisition related expense during 2002. $108,000 of this expense is related to failed mergers and acquisitions. The remaining $155,000 is related to the anticipated merger with Sterling. Further the Bank experienced a significant growth in interest bearing deposits over the past several quarters including a $49.7 million increase during the nine months ended September 30, 2002. Most of the deposit growth has been invested in short-term interest bearing deposits or investment securities. The effect of this deposit activity on the Bank's net interest income, interest rate spread and other factors are discussed in the following narrative.

        Net Interest Income.    Net interest income decreased $1.3 million, or 37.5%, from $3.6 million for the nine months ended September 30, 2001 to $2.2 million for the same period in 2002. The interest rate spread decreased from 2.72% for the nine months ended September 30, 2001 to 1.05% for the comparable period in 2002.

        Interest Income.    Total interest income decreased by $100,000, or 1.7% from $7.2 million for the nine months ended September 30, 2001 to $7.1 million for the same period in 2002. The change was primarily attributable to a decrease in the yield on interest earning assets from 7.6% for the nine months ended September 30, 2001 to 4.8% for the comparable period in 2002. Average interest earning assets increased $69.1 million, or 54.9% from $125.9 million for the nine months ended September 30, 2001 to $194.9 million for the same period in 2002. The major component of this increase was from average other interest earning assets, primarily short-term interest bearing deposits of $44.7 million.

        Interest Expense.    Total interest expense was $4.8 million for the nine months ended September 30, 2002, as compared to $3.6 million for the same period in 2001. Interest on deposits increased by $1.5 million, or 53.6%, from $2.8 million for the nine months ended September 30, 2001 to $4.3 million for the comparable period in 2002. Interest on notes payable and other debt decreased $293,000, or 36.5% from the nine months ended September 30, 2001 as compared to the same period in 2002.

        Average deposits for the nine months ended September 30, 2002 amounted to $156.7 million as compared to $79.4 million for the same period in 2001, an increase of $77.4 million or 97.5%. Included in the average deposits for the nine months ended September 30, 2002 was $88.5 million in certificates of deposit as compared to $46.2 million for the comparable period in 2001, an increase of $42.2 million or 91.3%. Offsetting the increase in average deposits, the cost of deposits decreased from 4.7% for the nine months ended September 30, 2001 to 3.7% for the same period in 2002. This increase in deposits is the result of a strategic emphasis by management to attract new depositors and borrowers. During the third quarter of 2002, deposit rates were lowered by the Bank to be more competitive with prevailing interest rates in the Bank's market areas. Due to the increased volume of deposits during the last four quarters, the Bank will continue to experience increased cost of deposits through the end of 2002.

        Provision for Loan Losses.    The provision for loan losses was $750,000 for nine months ended September 30, 2002 as compared to $75,000 for the same period in 2001. The significant increase is the result of deterioration in a multi-family construction loan. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves were $434,000 and $411,000 at September 30, 2002 and 2001, respectively. Loan loss reserves as a percentage of loans were .59% at September 30, 2002, and .48% at September 30, 2001. Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current and prospective economic conditions, peer group comparisons, and independent appraisals. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. Assessment of the adequacy of the allowance for credit losses involves subjective judgments regarding future events, and thus, there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

        Non-Interest Income.    Non-interest income for the nine months ended September 30, 2002 amounted to $1.5 million as compared to $941,000 for the comparable period in 2001. The largest component of non-interest income was a gain of $508,000 on the sale of investments as compared to no sales of investments for the comparable period in 2001. Other significant components include the gain on sale of loans of $326,000 for the nine months ended September 30, 2002 as compared to $279,000 for the comparable period in 2001. This gain is the result of the Bank's activity in underwriting mortgage loans for sale in the secondary market on a servicing released basis. Insurance commissions received by Dime were $431,000 and $433,000 for the nine months ended September 30, 2002 and 2001, respectively.

        Non-Interest Expense.    Total non-interest expense amounted to $3.5 million for the nine months ended September 30, 2002 as compared to $2.9 million for the same period in 2001, an increase of $526,000. The opening of the full service branch in Missoula in early 2002 contributed to this increase. Also included in this increase is $263,000 related to acquisition and merger expense. There was no acquisition or merger expense for the comparable period in 2001.

        Income Taxes.    Income taxes decreased $808,000 to a $171,000 (benefit) for the nine months ended September 30, 2002, compared to $637,000 for the same period in 2001 as a result of the loss before income taxes in 2002. The effective combined federal and state tax rate was 42.7% and 33.8% (benefit) for the nine months ended September 30, 2001 and 2002, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and mark-to-market adjustments on ESOP shares committed to be released and MRDP shares awarded during the period.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

        Net Income.    Net income decreased by $358,000 from $295,000 for the three months ended September 30, 2001 to a $63,000 loss for the three months ended September 30, 2002. The following narrative discusses the various components of the change:

        Net Interest Income.    Net interest income decreased $311,000, or 28.0%, from $1.1 million for the three months ended September 30, 2001 to $.8 million for the same period in 2002. The interest rate spread decreased from 2.3% for the three months ended September 30, 2001 to 1.1% for the comparable period in 2002.

        Interest Income.    Total interest income increased by $13,000, or .6% from $2.4 million for the three months ended September 30, 2001 to $2.4 million for the same period in 2002. Average interest earning assets increased $72.7 million or 54.2% from $134.1 million for the three months ended September 30, 2001 to $206.8 million for the same period in 2002. Offsetting this increase the yield on interest earning assets decreased from 7.1% for the three months ended September 30, 2001 to 4.7% for the same period in 2002.

        Interest Expense.    Total interest expense was $1.6 million for the three months ended September 30, 2002, as compared to $1.3 million for the same period in 2001. Interest on deposits increased by $410,000, or 39.5%, from $1.0 million for the three months ended September 30, 2001 to $1.4 million for the comparable period in 2002. Interest on notes payable and other debt decreased $85,000, or 34.3% from the three months ended September 30, 2001 as compared to the same period in 2002.

        Average deposits for the three months ended September 30, 2001 amounted to $88.0 million as compared to $168.7 million for the same period in 2002, an increase of $80.8 million or 91.9%. Included in the average deposits for the three months ended September 30, 2002 was $88.7 million in certificates of deposit as compared to $53.8 million for the comparable period in 2001, an increase of $35.0 million or 65.0%. Offsetting the increase in average deposits, the cost of deposits decreased from 4.7% for the three months ended September 30, 2001 to 3.4% for the same period in 2002.

        Provision for Loan Losses.    The provision for loan losses was $30,000 for three months ended September 30, 2002 as compared to $25,000 for the same period in 2001. At the end of both periods, the level of reserves was deemed to be adequate by management. Loan loss reserves as a percentage of loans were .59% at September 30, 2002 and .48% at September 30, 2001. Loan loss reserves were $434,000 and $411,000 at September 30, 2002 and 2001, respectively.

        Non-Interest Income.    Non-interest income increased $43,000 for the three months ended September 30, 2002, as compared to the same period in 2001. During the three months ended September 30, 2002, the Bank recorded $61,000 in gains on sale of securities as compared to no sales of securities for the comparable period in 2001. Gain on sale of loans decreased slightly from $135,000 for the three months ended September 30, 2001 to $116,000 for the same period in 2002.

        Insurance commissions received by Dime are a large component of non-interest income. Insurance commissions of $173,000 and $168,000 were received for the three months ended September 30, 2002 and 2001, respectively.

        Non-Interest Expense.    Total non-interest expense increased $345,000 for the three months ended September 30, 2002 as compared to the same period in 2001. The opening of the full service branch in Missoula contributed to this increase. Included in this increase is $222,000 related to merger and acquisition expense. $66,000 of this expense is related to failed mergers and acquisitions. The remaining $155,000 is related to the anticipated merger with Sterling. There was no acquisition or merger expense for the comparable period in 2001. Also included in this expense is $596,000 in compensation and benefits for the three months ended September 30, 2002 as compared to $541,000 for the same period in 2001, an increase of $55,000.

        Income Taxes.    Income taxes decreased $260,000 to a $26,000 (benefit) for the three months ended September 30, 2002, compared to $234,000 for the same period in 2001, as a result of the loss in income before income taxes. The effective combined federal and state tax rate was 29.3% (benefit) and 44.3% for the three months ended September 30, 2002 and 2001, respectively. The primary difference between the expected and actual tax calculation relates to state taxes and mark-to-market adjustments on ESOP shares committed to be released and MRDP shares awarded during the period.

Part 1—Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange act.

Changes in Internal Controls

        There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

Part II—Other Information

Item 1. Legal Proceedings

        There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

Item 2. Changes in Securities

        None.

Item 3. Defaults on Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

2.1	Agreement and Plan of Merger by and between Sterling Financial Corporation and Empire Federal Bancorp, Inc. dated as of September 19, 2002
3.1	Certificate of Incorporation of Empire Federal Bancorp, Inc(1)
3.2	Bylaws of Empire Federal Bancorp, Inc(1)
10.1	Employment Agreement with Kenneth P. Cochran(4)
10..2	Employment Agreement with William H. Ruegamer(3)
10..3	Employee Stock Ownership Plan(1)
10..5	Stock Option Plan(2)
10.6	Financial Institution's Thrift Plan 401(k)(3)
21	Subsidiaries of the Registrant(3)
99	Certification of Chief Executive Officer and Chief Financial Officer

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

(b)
Report on Form 8-K            One Form 8-K was filed on September 19, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Federal Bancorp, Inc.

By	s/s WILLIAM H. RUEGAMER William H. Ruegamer President & Chief Executive Officer (Principal Executive Officer)	November 14, 2002 Date

By	s/s LINDA M. ALKIRE Linda M. Alkire Treasurer & Chief Financial Officer	November 14, 2002 Date

EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

I, William H. Ruegamer, certify that:

1.
I have reviewed this quarterly report on Form 10QSB of Empire Federal Bancorp, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the Equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ WILLIAM H. RUEGAMER William H. Ruegamer President and CEO

EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES

I, Linda M. Alkire, certify that:

1.
I have reviewed this quarterly report on Form 10QSB of Empire Federal Bancorp, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the Equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ LINDA M. ALKIRE Linda M. Alkire CFO and Treasurer

QuickLinks

EMPIRE FEDERAL BANCORP, INC. INDEX TO FORM 10-QSB
  Part I, Item 1—Financial Statements
EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES Consolidated Balance Sheets September 30, 2002 and December 31, 2001 (unaudited)
EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Operations Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and 2001 (unaudited)
EMPIRE FEDERAL BANCORP, INC. AND SUBSIDIARIES Notes to Unaudited Interim Consolidated Financial Statements September 30, 2002
  Part I, Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part 1—Item 3. Controls and Procedures
  Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults on Senior Securities
  Item 4. Submission of Matters to a Vote of Securities Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES